Form 10-Q
period 1996-03-31
BOOMTOWN INC
filed 1996-05-15
CIK 891552

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT
                         Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996             Commission File Number 0-20648

                                 BOOMTOWN, INC.
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                         94-3044204
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

      P.O. Box 399, Verdi, Nevada                                89439-0399
(Addressed of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code:  (702) 345-8643


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X      No
                                                      -----       -----

On May 9, 1996, the registrant had outstanding 9,248,340 shares of its common stock, $.01 par value.

                                BOOMTOWN, INC.

PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets, September 30, 1995
           and March 31, 1996............................................... 3

           Consolidated Statements of Operations For the Three and Six
           Months Ended March 31, 1995 and 1996............................. 4

           Consolidated Condensed Statements of Cash Flows For the Six
           Months Ended March 31, 1995 and 1996............................. 5

           Notes to Consolidated Financial Statements....................... 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 12

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................ 16

  Item 2.  Changes in Securities............................................ 16

  Item 3.  Defaults upon Senior Securities.................................. 16

  Item 4.  Submission of Matters to a Vote of Security Holders.............. 16

  Item 5.  Other Information................................................ 16

  Item 6.  Exhibits and Reports on Form 8-K................................. 16


SIGNATURES.................................................................. 17

SCHEDULE OF EXHIBITS........................................................ 18

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                 BOOMTOWN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,   March 31,
                                                             1995           1996
                                                          ------------  ------------
                                                                         (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents (including restricted cash
   of approximately $2,400,000 at September 30, 1995)     $ 20,775,459  $ 21,581,911
 Accounts receivable, net                                      924,135     1,065,212
 Income taxes receivable, net                                1,507,900     2,136,544
 Inventories                                                 2,715,305     2,261,272
 Prepaid expenses                                            7,025,438     5,038,903
 Other current assets                                          765,465       776,737
                                                          ------------  ------------
     Total current assets                                   33,713,702    32,860,579

Property, plant and equipment, at cost, net                150,955,320   149,184,612
Goodwill, less accumulated amortization                      6,643,522     6,455,497
Investment in lease, net                                    13,077,084    12,804,644
Notes receivable from a related party                       27,293,713    27,293,713
Other assets                                                 7,514,789    10,038,972
                                                          ------------  ------------
     Total assets                                         $239,198,130  $238,638,017
                                                          ------------  ------------
                                                          ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                         $  3,746,862  $  3,644,666
 Accrued compensation                                        2,929,761     3,297,162
 Other accrued liabilities                                   9,740,297     9,438,092
 Accrued interest payable                                    4,959,375     5,008,070
 Income taxes payable                                          506,408       279,960
 Long-term debt due within one year (Note 2)                 2,948,479     3,520,370
                                                          ------------  ------------
     Total current liabilities                              24,831,182    25,188,320

Long-term debt due after one year (net of unamoritized
 discount of approximately $2,657,000 and $2,555,000 at
 September 30, 1995 and March 31, 1996, respectively)      106,547,154   105,394,097
Deferred income taxes                                        1,621,088     1,771,088
Deferred gain on sale leaseback                                212,720       141,813
Minority interest                                              740,849     1,115,774

Commitments and contingencies (Notes 3 and 6)

Stockholders' equity:
 Common stock, $.01 par value, 20,000,000 shares
   authorized, 9,233,074 and 9,246,951 issued and
   outstanding, at September 30,1995 and March 31,
   1996, respectively, net of note receivable from
   stockholder of $221,000                                 103,452,520   103,542,923
 Retained earnings                                           1,792,617     1,484,002
                                                          ------------  ------------
     Total stockholders' equity                            105,245,137   105,026,925
                                                          ------------  ------------
 Total liabilities and Stockholders' equity               $239,198,130  $238,638,017
                                                          ------------  ------------
                                                          ------------  ------------

                            See accompanying notes.

                                 BOOMTOWN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended            Six Months Ended
                                                      March 31,                   March 31,
                                                 1995          1996          1995          1996
                                              -----------  ------------  ------------  ------------
REVENUES:
Gaming/hotel operations:
   Gaming                                     $46,373,790  $ 46,376,456  $ 91,150,189  $ 91,369,592
   Family entertainment center                  1,408,331     1,348,797     2,665,283     2,706,429
   Food and beverage                            3,636,461     4,058,009     7,059,365     7,975,050
   Hotel and recreational vehicle park          1,592,322     1,839,790     3,186,674     3,600,236
Truckstop, service station and mini-mart        2,067,095     2,702,308     4,600,961     5,499,015
Other income                                      512,180       567,384     1,093,285     1,362,380
                                              -----------  ------------  ------------  ------------
                                               55,590,179    56,892,744   109,755,757   112,512,702
Costs and expenses:
   Gaming/hotel operations:
      Gaming                                   18,277,270    18,393,879    36,210,808    36,380,922
      Gaming equipment leases                   1,236,248     1,723,874     2,472,497     3,393,118
      Family entertainment center                 767,686       742,231     1,417,050     1,526,499
      Food and beverage                         4,108,806     4,482,523     7,978,049     9,333,854
      Hotel and recreational vehicle park         758,395       726,873     1,507,782     1,450,348
   Truckstop, service station and mini-mart     1,827,528     2,392,389     4,100,236     4,912,125
   Marketing                                    4,625,846     5,378,039     9,708,158    10,778,975
   General and administrative                  17,589,715    17,851,671    35,185,089    35,487,578
   Depreciation and amortization                2,594,811     2,741,555     5,135,391     5,298,147
   Discontinued projects                          334,117            --       334,117            --
                                              -----------  ------------  ------------  ------------
                                               52,120,422    54,433,034   104,049,177   108,561,566
                                              -----------  ------------  ------------  ------------
Income from operations                          3,469,757     2,459,710     5,706,580     3,951,136
Interest expense,
    net of capitalized interest                (3,518,016)   (3,492,027)   (6,326,503)   (6,832,654)
Interest income                                   960,591       757,147     1,475,918     1,552,435
Gain (loss) on sale of assets                    (257,366)      101,190       164,313        70,300
                                              -----------  ------------  ------------  ------------
Income (loss) before minority interest
  in consolidated partnerships and
  income taxes                                    654,966      (173,980)    1,020,308    (1,258,783)
Minority interest in operations
  of consolidated partnerships                     24,031       240,228        68,944       625,076
                                              -----------  ------------  ------------  ------------
Income (loss) before income taxes                 678,997        66,248     1,089,252      (633,707)
Provision (benefit) for income taxes              277,683        17,886       452,040      (325,092)
                                              -----------  ------------  ------------  ------------
Net income (loss)                             $   401,314   $    48,362  $    637,212  $   (308,615)
                                              -----------  ------------  ------------  ------------
                                              -----------  ------------  ------------  ------------
Net income (loss) per share
  of Common Stock                             $       .04   $       .01  $        .07  $       (.03)
                                              -----------  ------------  ------------  ------------
                                              -----------  ------------  ------------  ------------
Shares used in calculating net income
(loss) per share of Common Stock                9,585,544     9,552,010     9,584,518     9,242,634
                                              -----------  ------------  ------------  ------------
                                              -----------  ------------  ------------  ------------

                           See accompanying notes.

                                 BOOMTOWN, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (decrease) in cash and cash equivalents
                                  (unaudited)

                                                                Six Months Ended
                                                                    March 31,
                                                               1995          1996
                                                           ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                       $    637,212   $  (308,615)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
   Lease expense recorded in exchange
       for limited partnership interest                       1,000,000     1,000,000
   Depreciation and amortization                              5,135,391     5,298,147
   Accounts receivable                                          100,202      (141,077)
   Prepaid expenses                                           2,637,460     1,986,535
   Accounts payable                                          (5,848,626)     (102,196)
   Income taxes payable                                         185,242       226,448
   Accrued compensation                                         142,872       367,401
   Accrued interest payable                                      40,278        48,695
   Other adjustments                                           (744,598)   (1,779,648)
                                                           ------------   -----------
         Net cash provided by operating activities            3,285,433     6,595,690
                                                           ------------   -----------
Cash flows from investing activities:
   Proceeds from sale of property and equipment               2,651,491       201,121
   Payments for purchases of property and equipment         (11,236,334)   (2,750,762)
   Payments for pre-opening and future development costs       (998,561)           --
   Decrease in construction related payables(                   950,574)      (75,995)
                                                           ------------   -----------
         Net cash used in investing activities              (10,533,978)   (2,625,636)
                                                           ------------   -----------
Cash flows from financing activities:
   Proceeds from additions to short-term borrowings           5,000,000            --
   Pre-payment of property lease                                     --    (2,480,387)
   Net proceeds from additions to long-term debt              9,036,044     1,063,850
Principal payments on long-term debt                           (918,899)   (1,747,065)
Distribution to limited partner                                 (75,409)           --
                                                           ------------   -----------
     Net cash provided by (used in)  financing activities    13,041,736    (3,163,602)
                                                           ------------   -----------
Net increase in cash and cash equivalents                     5,793,191       806,452
Cash and cash equivalents:
   Beginning of period                                       11,390,554    20,775,459
                                                           ------------   -----------
   End of period                                           $ 17,183,745   $21,581,911
                                                           ------------   -----------
                                                           ------------   -----------

                            See accompanying notes.

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in connection with the 1995 Annual Report filed with the Securities and Exchange Commission on the Registrant's Form 10-K for the fiscal year ended September 30, 1995. The accounting polices utilized in the preparation of the consolidated financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines established in Accounting Principles Board Opinion No. 28.

     INTERIM FINANCIAL INFORMATION - The Consolidated Balance Sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of its financial position at March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995 and the cash flows for the six months ended March 31, 1996 and 1995 have been included. The Company's operations are seasonal and thus operating results for the three and six months ended March 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

     The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiary companies. All significant intercompany accounts and transactions have been eliminated.

2.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                       September  30, 1995   March 31, 1996
                                                       -------------------   --------------
     11.5% First Mortgage Notes (net of unamoritized
       discount of  $2.7 million and $2.6 million as
       of September 30, 1995 and March 31,1996,
       respectively)                                          $100,842          $100,945
     13% note payable                                            4,336             3,801
     11.5% notes payable                                         2,431             1,896
     Capital lease obligations                                   1,126             1,663
     12.25% note payable                                           760               609
                                                              --------          ---------
                                                               109,495           108,914
     Less amounts due within one year                            2,948             3,520
                                                              --------          ---------
                                                              $106,547          $105,394
                                                              --------          ---------
                                                              --------          ---------

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Company's 13%, 11.5% and 12.25% notes payable are secured by certain furniture, fixtures and equipment of the Company's subsidiaries. The notes mature in January 1999, September 1997 and January 1998, respectively.

     The capital lease obligations are secured by equipment with a net book value of $1,652,000 and $2,898,000 at September 30, 1995 and March 31, 1996,
respectively. The capital lease obligations mature between September 1997 and August 1998.

3.  COMMITMENTS AND CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes") with detachable warrants to purchase 472,000 shares of the Company's Common Stock at $21.19 per share. The warrants expire in November 1998. Interest on the Notes is payable semi-annually. The Notes will be redeemable at the option of the Company, in whole or in part, on or after November 1, 1998, at a premium to the face amount ($103.5 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes are secured by substantially all of the Company's assets.

     The Indenture governing the Notes places certain business, financial and operating restrictions on the Company and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchase of capital stock of the Company and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sale of assets; limitations on amending existing partnership and facility construction agreements; and the use of proceeds from the issuance of Notes.

     In October 1994, the Mississippi Gaming Commission adopted a regulation which requires, as a condition of license or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Company believes they have satisfied this requirement at the Mississippi property, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Company will be successful in completing such a project or that the Company would be able to obtain a waiver if the Company decides not to build.

4.  COMMON STOCK OUTSTANDING AND NET INCOME (LOSS) PER SHARE

     Net income per share of Common Stock is computed based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Net loss per share is computed using the weighted average number of shares of

                                BOOMTOWN, INC.

                                  (unaudited)

Common Stock outstanding and common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive. Fully diluted per share amounts are the same as primary per share amounts for the periods presented. (Also see Part II, Item 6, Exhibit
11.1 of this document).

5.  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

     In connection with the First Mortgage Notes issued in November, 1993, the subsidiaries of the Company (guarantor entities) have guaranteed the Notes. Summarized consolidating financial information is as follows:

                 SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION
                As of and for the six months ended March 31, 1996
                                 (in thousands)

                                                            Guarantor Entities
                                                ----------------------------------------------
                                                 Blue Diamond      Boomtown      Non-wholly     Elimination's &
                                Boomtown, Inc.  Hotel & Casino  Hotel & Casino      Owned      Reclassifications   Boomtown, Inc.
                                 (parent co.)         Inc.            Inc.       Subsidiaries       Dr (Cr)        (consolidated)
                                                      (1)             (2)             (3)             (4)
                                -------------------------------------------------------------------------------------------------
Current assets                     $ 10,062        $11,310         $ 4,154        $ 10,851        $  (3,516)          $ 32,861
Advances to affiliates              123,185             --              --              --         (123,185)                --
Non-current assets                   82,546         19,579          60,585          94,834          (51,767)           205,777
                                ----------------------------------------------------------------------------------------------
                                   $215,793        $30,889         $64,739        $105,685        $(178,468)          $238,638
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------
Current liabilities                $  9,025        $ 9,597         $ 4,963        $ 12,976        $ (11,373)          $ 25,188
Non-current liabilities             101,166            353           5,862           3,753           (2,711)           108,423
Advances from parent                     --         37,319           5,949          72,060         (115,328)                --
Equity                              105,602        (16,380)         47,965          16,896          (49,056)           105,027
                                ----------------------------------------------------------------------------------------------
                                   $215,793        $30,889         $64,739        $105,685        $(178,468)          $238,638
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------
Revenues                           $  1,554        $23,507         $29,167        $ 59,839        $  (1,554)          $112,513
Income (loss) from operation       $   (513)        (3,542)        $  (347)       $  8,353        $      --           $  3,951
Equity in earnings (loss) of
   consolidated subsidiaries       $     54        $    --         $    --        $     --        $     (54)          $     --
                                ----------------------------------------------------------------------------------------------
Net income (loss)                  $   (362)       $(3,571)        $  (682)       $  3,681        $     625           $   (309)

Net cash provided by (used in)
    operating activities           $   (156)       $(3,229)        $ 2,017        $  7,964        $      --           $  6,596
Net cash provided by (used in)
    investing activities             (1,436)          (161)           (705)         (1,758)           1,435             (2,625)
Net cash provided by (used in)
    financing activities                (79)         3,902            (782)         (4,770)          (1,435)            (3,164)
                                ----------------------------------------------------------------------------------------------
Net increase (decrease) in cash
    and cash equivalents             (1,671)           512             530           1,436               --                807

Cash and cash equivalents:
    Beginning of year                10,811          2,630           1,334           6,000               --             20,775
                                ----------------------------------------------------------------------------------------------
    End of period                  $  9,140        $ 3,142         $ 1,864        $  7,436        $      --           $ 21,582
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------

     (1) Blue Diamond Hotel & Casino, Inc. is a wholly-owned subsidiary that is consolidated in the accompanying consolidated financial statements.

     (2) Boomtown Hotel & Casino, Inc. is a wholly-owned subsidiary that is consolidated in the accompanying consolidated financial statements. These amounts do not include the operations of the Company's wholly-owned subsidiaries which are general partners of the Company's non-wholly-owned subsidiaries. The operations of such wholly-owned subsidiaries are insignificant and have been included in the column "Non-wholly Owned Subsidiaries".

     (3) Non-wholly Owned Subsidiaries include Boomtown, Inc.'s subsidiaries in Mississippi and Louisiana and 100% of the assets, liabilities and equity of the limited partnerships formed to operate the gaming facilities in those states.

     (4) Eliminations consist of Boomtown, Inc.'s (a) investment in the guarantor entities, (b) advances to the guarantor and non-guarantor subsidiaries and (c) equity earnings (loss) of consolidated subsidiaries and partnerships. The advances are subordinated in right of payment to the guarantees of the Notes.

6.  OTHER EVENTS

     AMENDMENT OF LEASE AGREEMENT - Upon commencement of operations at Boomtown Biloxi, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced the Company $11 million in return for ownership of the Biloxi barge and shell building. Also under this agreement, HFS was to receive 20% of the adjusted earnings before interest, taxes, depreciation, and amortization ("EBTIDA") as defined in the related contract. HFS was also to provide marketing services to Boomtown Biloxi. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc. ("NGC"). Boomtown Biloxi leases the assets from NGC under a 25 year lease with a 25 year renewal option.

     In November, 1995, the Company executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000 the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

     PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") - On April 23, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and the Company. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

     As of April 23, 1996, the Company had approximately 11,602,432 shares of Common Stock outstanding and Hollywood Park had approximately 21,093,957 shares of Common Stock outstanding (in each case assuming the exercise of all outstanding options, warrants, rights or conversion privileges relating to Common Stock). Upon the consummation of the Merger, it is expected that former Boomtown stockholders will own approximately 25.6% of the outstanding shares of Hollywood Park Common Stock (assuming the exercise of all outstanding options, warrants, rights or conversion privileges relating to the Company's Common Stock).

     At the Effective Date, Hollywood Park's Board of Directors will be expanded from seven (7) to eleven (11) members and will be comprised of seven
(7) directors selected by Hollywood Park (the "Hollywood Park Directors") and four (4) directors selected by the Company (the Boomtown Directors"). Hollywood Park will nominate the initial Company Directors (or replacements elected by a majority of the Boomtown Directors) for re-election at the first three annual stockholder meetings following the Effective Date. Upon the Effective Date and for a period of three years thereafter the Executive Committee of Hollywood Park's Board of Directors will consist of four (4) Hollywood Park Directors and two (2) Boomtown Directors, including R.D. Hubbard, Chief Executive Officer of Hollywood Park, Timothy J. Parrott, Chairman of the Board and Chief Executive Officer of Boomtown, Richard J. Goeglein, a current member of the Board of Directors of Boomtown and three designees of Hollywood Park. In addition, Hollywood Park will establish a three (3) person Office of the Chairman comprised of Hollywood Park's and Boomtown's Chief Executive Officers and Hollywood Park's President of Sports and Entertainment.

     The closing of the Merger is subject to numerous conditions precedent, including (i) the approval of the stockholders of the Company and Hollywood Park, (ii) the approval of requisite governmental authorities, including the necessary gaming authorities in the jurisdictions in which the parties conduct business, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the availability of sufficient financing of up to $163.5 million to fund up to $60 million of future gaming projects and to fund the repurchase of Boomtown's outstanding 11-1/2% First Mortgage Notes (the "Notes") if put to Boomtown by the holders of the Notes as a consequence of the Merger and (iv) the consent to the Merger by the holders of a majority of the outstanding principal amount of the Notes. There can be no assurance that any or all of these conditions precedent, will be satisfied or that the proposed merger with Hollywood Park will be consummated.

     Certain additional matters relating to the signing of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

     LOUISIANA DEVELOPMENTS - In a recent development potentially affecting Boomtown's Harvey, Louisiana riverboat gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. While Boomtown has no reason at this time to believe that the voters of Jefferson Parish (where Boomtown's Louisiana riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, Boomtown would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999.

     In April 1996, Boomtown and related entities (the "Boomtown Group") entered into a termination agreement with SES Gaming, Inc. and related entities (the "SES Group") terminating that certain Master Agreement by and between the Boomtown Group and the SES Group dated February 1, 1994 relating to a proposed gaming project in Lawrenceburg, Indiana (the "Lawrenceburg Project"). The parties were denied a license for the Lawrenceburg Project in July 1994. The Termination Agreement provided that, among other things, (i) the Boomtown Group transferred to the SES Facilities all of the Boomtown Group's rights, title and interest in and to the Lawrenceburg Project, (ii) the SES Group waived any rights it might have to Boomtown's potential project with Hilton Gaming Corporation in Switzerland County, Indiana, (iii) the SES group agreed not to use the Boomtown name in any way and (iv) the parties mutually released one another from all claims that might arise out of the Master Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues consist primarily of gaming revenues from slot and video poker machines ("slot machines"), table games and keno. Non-gaming revenues are generated from the properties family entertainment centers, food and beverage sales, hotel room sales and the Company's recreational vehicle parks. Total gaming revenues for the second quarter ended March 31, 1996 were $46.4 million, virtually unchanged from the prior year second quarter. Boomtown Reno contributed 19% of the Company's consolidated gaming revenues for the second quarter of fiscal 1996 while Boomtown Las Vegas, Boomtown Biloxi and Boomtown New Orleans contributed 18%, 23% and 40%, respectively. For the second quarter of fiscal 1996 non-gaming revenues were $10.5 million, 14% higher than the prior year commensurate quarter. The increase in non-gaming revenue resulted primarily from improved product sales at Boomtown Reno's truckstop and mini-mart.

     For the six months ended March 31, 1996, consolidated revenues were $112.5 million as compared to $109.8 million on the prior year period.
Gaming revenues were $91.4 million and $91.1 million for the first half of fiscal 1996 and 1995, respectively and non-gaming revenues were $21.1 million and $18.6 million, respectively. The slight increase in gaming revenues during the first half or fiscal 1996 was due to improved gaming win from the Reno and Biloxi casino properties offset by lower win from the Las Vegas and New Orleans casinos. Boomtown Reno realized higher gaming revenues from better winter weather conditions, causing fewer road closures on Interstate-80 where the property receives approximately 80% of its customer volume. The lower gaming revenues at the New Orleans casino is a direct result of Louisiana's stricter enforcement of cruising regulations which are in effect for riverboats in the New Orleans area. Riverboats in Louisiana are required to cruise for 90 minutes every 3 hours, and beginning in the summer of 1995 the Louisiana State Police began strict enforcement of this regulation.

     The Company realized the strongest improvement in revenues from Boomtown Biloxi, its dockside riverboat casino property. For the six months ended March 31, 1996, total revenues grew 10% to $23.6 million from $21.5 million in the prior year period. The Company believes the increase is due primarily to the expansion of gaming in the Gulf Coast area and the Company successfully maintaining its market share. Additionally, Boomtown Biloxi's revenue growth is partially attributable to improvements in the quality of its food and beverage and enhanced marketing efforts promoting the Boomtown brand.

     Non-gaming revenue for the first six months of fiscal 1996 improved 14% to $21.1 million from $18.6 million. This increase is primarily a result of higher product revenues at Boomtown Reno's truck stop and mini-mart as well as improved food and beverage sales at all four of the Company's properties.

     The Company's gaming margin for the quarter and six months ended March 31, 1996 was $26.2 million and $51.6 million, respectively, 56.5% of gaming revenue for both periods. This compares to consolidated gaming margin of 57.9% and 56.6% in the prior year periods. The slight decline in the gaming margin resulted from additional gaming equipment leases in fiscal 1996 as well as the reclassification of current year gaming taxes in Louisiana from general and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

administrative expenses to gaming expenses. The Company leases the majority of its gaming machines under three year operating leases. The consolidated non-gaming margin for the quarter and six months ended March 31, 1996, was $2.2 million and $3.9 million, respectively compared to $1.8 million and $3.6 million, respectively for the prior year.

     Marketing expense for the second quarter of fiscal 1996 was $5.4 million, 16% higher than the prior year of $4.6 million. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, promotional events, the Company's bus and funflight programs and additional administrative expenses. Marketing expenses increased 11% to $10.8 million for the first six months of fiscal 1996, compared to $9.7 million a year ago. The increase in marketing costs resulted from additional advertising in Biloxi and Las Vegas in order to promote the Boomtown brand, added promotional events at all four of the casino properties in efforts to increase patronage and increased players club redemption costs.

     General and administrative expenses were $17.8 million for the three months ended March 31, 1996, slightly higher than the $17.6 million recorded for the same prior year period. Fiscal year-to-date expenses totaled $35.5 million, an increase of 1% from $35.2 million in the same prior year period. Higher expenses were recorded at the Company's Reno, Las Vegas and Biloxi properties offset by lower expenses at its New Orleans casino. The Company's consolidated increase in general and administrative expenses related primarily to higher lease costs on land and assets at the Mississippi casino property.

     During the quarter and six months ended March 31, 1996, the Company generated earnings before interest, taxes, depreciation and amortization
("EBITDA") of $5.2 million and $9.4 million, respectively.   This compares to
EBITDA of $6.4 million and $11.2 million in the prior year periods. EBITDA as a percentage of revenues was 9.1% and 8.2% for the quarter and six month period, respectively.

     Depreciation and amortization expense rose 6% and 3% for the quarter and six month periods ended March 31, 1996, respectively to $2.7 million and $5.3 million, respectively. The Company is in the process of redefining the capital depreciation policy and determining useful lives of all assets for depreciation purposes. During the first six months of fiscal 1996 the Company recorded additional depreciation based on the new useful lives assigned.

     Interest expense for the quarter ended March 31, 1996, was $3.5 million compared to $3.5 million net of capitalized interest in the prior year quarter. For the first six months of fiscal 1996, interest expense was $6.8 million, $506,000 higher than in the prior year partially as a result of capitalization of interest in the prior year related to the construction at the Boomtown New Orleans land-based facility. Interest income for the second quarter and first six months of fiscal 1996 was $757,000 and $1.6 million, respectively. Interest income is primarily generated on the notes receivable from the lessor of the Boomtown Las Vegas land and property to whom the Company loaned $27.3 million to construct the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at March 31, 1996 was cash and cash equivalents of approximately $21.6 million, an increase of approximately $800,000 from September 30, 1995. For the first six months of fiscal 1996, the Company generated cash from operating activities of $6.6 million as compared to $3.3 million a year ago. This higher operating cash flow resulted primarily from the pay down of accounts payable during the prior year period. The net cash provided from operating activities during the first six months of the current fiscal year were derived from a net loss of $309,000, net increases in accounts payable, accrued liabilities and accrued compensation of $540,000, a decrease in prepaid expenses of $2.0 million, depreciation expense of $5.2 million and other uses of $835,000.

     The Company used net cash of $2.6 million, in investing activities during the first six months of fiscal 1996, primarily related to the purchases of property and equipment, offset by proceeds of $201,000 from the sale of equipment.

     Net cash used in financing activities for the six months ended March 31, 1996 were $3.2 million, primarily related to the payment to $2.5 million to the lessor of the Boomtown Biloxi barge. Under the agreement, the Company returned the $2.4 million to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000, the Company secured an option to buy the barge back from NCG as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid back. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

     At March 31, 1996, the Company's debt was comprised principally of the $103.5 million principal amount of 11.5% First Mortgage Notes due 2003. Interest on the notes is payable semiannually in arrears each May 1 and November 1. The Company has five notes payable in the aggregate amount of $6.3 million. Three of the notes totaling $1.9 million are secured by equipment, furniture and fixtures, bears interest at 11.5% and mature in September 1997. The fourth note, with a balance of $3.8 million at March 31, 1996, is secured by the gaming vessel in Harvey, Louisiana, bears interest at 13% and matures in January 1999. The fifth note, with a balance of $609,000 at March 31, 1996, is secured by gaming equipment, bears interest at 12.25% and matures in December 1997. The Company also has four capital lease obligations for equipment with a balance of $1.7 million at March 31, 1996. During March 1996, the Company converted an operating lease on certain furniture, fixtures and equipment to a note obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted to a capital lease. As of March 31, 1996 the outstanding balance on the lease was $756,000 and matures in August 1998.

     The Company believes that its current available cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's working capital and normal recurring capital expenditures through the end of fiscal 1996. The Company does not believe such sources of liquidity will be sufficient to fund any of its proposed expansion projects at its current gaming facilities or in any new gaming jurisdiction. The Company believes that such expansion of its existing facilities is important for continued growth. If any of the Company's current proposed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

expansion projects were to proceed, the Company anticipates that such financing, subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing or other long-term debt. Alternatively, in the event the Hollywood Park merger were to be consummated, the Company believes that additional sources of financing will become available. However, there can be no assurance that such financing will be available, or available on terms acceptable to the Company or that any proposed expansion projects by the Company will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Company's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Company's operations in all locations be below expectations, the Company may have difficulty in satisfying capital requirements.

     In a recent development potentially affecting Boomtown's Harvey, Louisiana riverboat gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. While Boomtown has no reason at this time to believe that the voters of Jefferson Parish (where Boomtown's Louisiana riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, Boomtown would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in mid-1999 and this occurrence would cause a material adverse effect on the Company's operations.

     The statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Company may be adversely affected as a result of a number of factors, including without limitation, seasonality (historically, the Company's operating results have been strongest in the summer months, and weakest in the winter months), weather conditions (severe winter storms have in the past had a significant adverse effect on the Company's operating results), the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of the Company and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park. Any of the above factors, among others, could cause the Company's operating results to be weaker than expected, and could cause the Company's cash requirements to differ materially from the Company's current estimates.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Boomtown is named defendant in a class action suit in the United States District Court in New Jersey in which the plaintiffs have alleged that numerous companies operating casinos in the United States have conspired to exclude card counters from their establishments. (HYLAND V. GRIFFIN INVESTIGATIONS, ET.AL.) A class has not yet been certified in the action. Motions to dismiss are in the process of being filed by the Company and other defendants.

     A demand for arbitration has been filed by Eric Skrmetta with the American Arbitration Association, alleging that Boomtown breached Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a substantial tax liability to Mr. Skrmetta. Boomtown disputes this claim and intends to contest it vigorously.

ITEM 2.  CHANGES IN SECURITIES.

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In addition to the election of directors, the following matters were submitted to stockholder vote at the Company's Annual Meeting of Stockholders held March 1, 1996:

     The appointment of Ernst & Young, LLP as the Company's independent auditors was ratified.

          Votes For:            7,982,247
          Votes Against:           52,216
          Votes Abstaining:        16,113
          Broker Non-Votes:             0

ITEM 5.  OTHER INFORMATION.

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 18.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Boomtown, Inc.
                              Registrant

Date:   May 14, 1996          /s/ Phil Bryan
                              -------------------------------------------------
                              Phil Bryan, President; Chief Operating Officer

Date:   May 14, 1996          /s/ Jon Whipple
                              -------------------------------------------------
                              Jon Whipple, Corporate Controller; Principal
                              Accounting and Financial Officer

                             SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION

3.1(5)     Amended and Restated Certificate of Incorporation of Registrant.

3.2        Amended and Restated Bylaws of Registrant.

3.3(10) Amended and Restated Articles of Incorporation of Boomtown Hotel & Casino, Inc.

3.4(10)    Revised and Restated Bylaws of Boomtown Hotel & Casino, Inc.

3.5(10)    Articles of Incorporation of Blue Diamond Hotel & Casino, Inc.

3.6(10)    Bylaws of Blue Diamond Hotel & Casino, Inc.

3.7(10)    Articles of Incorporation of Louisiana Gaming Enterprises, Inc.

3.8(10)    Articles of Incorporation of Bayview Yacht Club, Inc.

3.9(10)    Bylaws of Bayview Yacht Club, Inc.

3.10       Articles of Organization of Boomtown Iowa, L.C.

3.11       Articles of Incorporation of Boomtown Council Bluffs, Inc.

3.12       Bylaws of Boomtown Council Bluffs, Inc.

3.13       Articles of Incorporation of Boomtown Indiana, Inc.

3.14       Bylaws of Boomtown Indiana, Inc.

3.15       Articles of Incorporation of Boomtown Riverboat, Inc.

3.16       Articles of Incorporation of Boomtown Missouri, Inc.

3.17       Bylaws of Boomtown Missouri, Inc.

4.1(1) Form of Warrant issued to the lead Underwriters of Boomtown, Inc.'s initial public offering.

4.2(7)     Form of Private Placement Note.

4.3(7)     Form of Exchange Note.

EXHIBIT
NUMBER                            DESCRIPTION

 4.4(7)    Form of Subsidiary Guaranty.

4.5(7)     Form of Addendum to Subsidiary Guaranty.

4.6(9) Registration Rights Agreement dated November 10, 1993, by and among the Company and the Initial Purchases named herein.

4.7(7) Warrant Agreement dated as of November 10, 1993 between Boomtown, Inc. and First Trust National Association, including Form of Warrant Certificate.

10.1       Amended and Restated 1990 Stock Option Plan.

10.2       1992 Director's Stock Option Plan.

10.3(5)    1993 Stock Bonus Plan.

10.4(1) Standard Form of Indemnification Agreement between Boomtown, Inc. and its officers and directors.

10.5(1) Exercise of Option of Purchase and Agreement of Sale of Real Property dated October 29, 1986 between Boomtown, Inc. and S. Ross Mortensen and Irene Mortensen (the "Option Exercise Agreements").

10.6(1) Note dated October 29, 1986 payable to Boomtown, Inc. to S. Ross Mortensen and Irene Mortensen in the principal amount of $823,000 and accompanying Deed of Trust, issued pursuant to the Option Exercise Agreement.

10.7(1) Agreement of Sale and Purchase and accompanying Agreement, each dated November 1, 1982 ( the "Purchase Agreement"), between Boomtown, Inc. and Chris Garson, Ruth R. Garson, George Garson, George Garson as Guardian of the Person and Estate of Agnes M. Garson, and Beatrice Garson (collectively the "Garsons").

10.8(1) Registration Agreement dated May 6, 1988 between Boomtown, Inc., MLIF, Kenneth Rainin and Timothy J. Parrott.

10.9 Promissory Note dated September 10, 1992, payable by Timothy J. Parrott to Boomtown, Inc. in the principal amount of $221,000.

10.10(1) Agreement dated January 1, 1989 between Boomtown, Inc., Nevada Fun Flight Tours and Val Ruggerio.

10.11(1) Memorandum of Understanding dated February 13, 1992 between Boomtown, Inc. and the Internal Revenue Service.

EXHIBIT
NUMBER                            DESCRIPTION

10.12(1) Termination Agreement and Mutual Release dated April 24,1992 between Registrant, Boomtown, Inc., Frank Gianopolus and Delores
           Gianopolus.

10.13(3) Letter of Intent dated as of March 26, 1993 among Boomtown, Inc., The Skrmetta Group, Inc. and Skrmetta Machinery Corporation, relating to the property in Harvey, Louisiana.

10.14(3) Letter of Intent dated as of March 26,1993 among Boomtown, Inc. and Raphael Skrmetta, relating to the property in Biloxi, Mississippi.

10.15 Amended and Restated Agreement to Lease Real Property in Biloxi, Mississippi dated September 12,1993 by and between Boomtown, Inc. and Raphael Skrmetta.

10.16(4) Agreement to Lease Real Property in Harvey, Louisiana by and between Boomtown, Inc., The Skrmetta Group, Inc. and Skrmetta Machinery Corporation.

10.17(4) Letter Agreement dated April 16, 1993 among Boomtown, Inc., Raphael Skrmetta, The Skrmetta Group, Inc., and Skrmetta Machinery Corporation.

10.18(4) Loan Agreement dated April 23, 1993 by and between Boomtown, Inc., First Interstate Bank of Nevada, N.A., First Interstate Bank of Arizona, N.A. and the Diawa Bank, Limited.

10.19(2) Memorandum of Understanding dated March 15, 1993 among Boomtown, Inc., Industry Hills Visitor Accommodations Center, Blue Diamond Hotel & Casino, Inc. ("Blue Diamond"), Majestic Realty Co. ("Majestic"), and Edward P. Roski, Jr. ("Roski").

10.20(5) Stockholders and Affiliates Agreement dated as of June 30, 1993 by and among Blue Diamond, Edward P. Roski, Sr., Roski, Boomtown, Inc., IVAC, a California general partnership formerly known as Industry Hills Visitor Accommodations Center, a California general partnership ("IVAC") and Majestic.

10.21 First Amendment to and Clarification of Stockholders and Affiliates Agreement dated as of November 10, 1993 between Blue Diamond, Edward P. Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, the Registrant, IVAC and Majestic.

10.22(5)   Lease dated as of June 30, 1993 between IVAC and Blue Diamond.

EXHIBIT
NUMBER                            DESCRIPTION

10.23 Lease Amendment to Lease dated as of November 10, 1993 between IVAC and Blue Diamond.

10.24(5) Purchase Option Agreement dated as of June 30, 1993 by and among IVAC, Boomtown, Inc., and Blue Diamond.

10.25 Amendment to Purchase Option Agreement; Consent to Assignment dated as of November 10, 1993 between IVAC, the Registrant and Blue Diamond.

10.26(5) Development and Pre-Opening Services Agreement dated as of June 30, 1993 between Boomtown, Inc., Blue Diamond and IVAC.

10.27(5) Management Agreement dated as of June 30, 1993 between Boomtown, Inc. and Blue Diamond.

10.28(5) Affiliate Loan Agreement dated as of June 30, 1993 by and among IVAC, Majestic and Boomtown, Inc.

10.29(5) Bridge Loan Agreement dated as of June 30, 1993 by and between IVAC and Boomtown, Inc.

10.30 Amendment No. 1 to Bridge Loan Agreement dated as of November 10, 1993 between IVAC and the Registrant.

10.31(5) Trademark License Agreement dated as of June 30, 1993 by and between Boomtown, Inc. and Blue Diamond.

10.32(5) Boomtown Stockholders Agreement dated as of June 30, 1993 by and among Boomtown, Inc., IVAC and Roski.

10.33(5) Standard Form Agreement Between Owner and Designer/Builder, Part 1 Agreement Preliminary Design and Budgeting, dated as of May 10, 1993 between IVAC and Commerce Construction Co., Inc. and Standard Form Agreement Between Owner and Designer/Builder, Part 2 Agreement
           - Final Design and Construction dated as of May 17, 1993 between IVAC and Commerce Construction Co., Inc. and related documents.

10.34 Subordination Agreement dated as of November 10, 1993 between Majestic, IVAC and the Registrant.

EXHIBIT
NUMBER                            DESCRIPTION

10.35 Omnibus Consent Agreement dated as of November 10, 1993 between Blue Diamond, Edward P. Roski, Sr., Roski, the Roski Community Property Trust, the Roski Senior Revocable Trust, the Registrant, IVAC and Majestic.

10.36(6) Indenture dated as of November 1, 1993 by and among the Registrant, Boomtown Casino, Blue Diamond, Louisiana - I Gaming, a Louisiana Partnership in Commendam (the "Louisiana Partnership"), Louisiana Gaming Enterprises, Inc. ("LGE"), Mississippi - I Gaming, L.P. (the Mississippi Partnership"), Bayview Yacht Club, Inc. ("Bayview") and First Trust National Association.

10.37(7) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Casino, Blue Diamond, the Louisiana Partnership, LGE, the Mississippi Partnership, Bayview, Oppenheimer & Co., Inc. and Sutro & Co. Incorporated.

10.38(8) Master Agreement dated as of February 1, 1994 by and between Boomtown Indiana, Inc., Boomtown Riverboat, Inc., Boomtown, Inc., SES Indiana, L.L.C., First SES Indiana, Inc., SES Facilities, Inc., SES Gaming, Inc. and Sheldon E. Stunkel.

10.39(8) Agreement of Limited Partnership of Boomtown Landing, L.P., and Indiana Partnership.

10.40(8) Agreement of Limited Partnership of SES Boat, L.P., an Indiana limited partnership.

10.41(8) Development and Pre-Opening Services Agreement between Boomtown Indiana, Inc., and SES Boat, L.P.

10.42(8)   Management Agreement between Boomtown Indiana, Inc. and SES Boat,
           L.P.

10.43(8) Agreement of Limited Partnership of Boomtown Belle II, L.P., and Indiana limited partnership.

10.44(8) Agreement of Limited Partnership of Single Riverboat, L.P., and Indiana limited partnership.

10.45(9) Asset Purchase Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi - I Gaming, L.P.

10.47(9) Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corp.

EXHIBIT
NUMBER                            DESCRIPTION

10.48(10)  Stock Acquisition Agreement  and Plan of Reorganization dated June
           30, 1994 by and between Boomtown, Inc. and Roski.

10.49(11)  Master Agreement dated as of September 19, 1994, as amended
           September 19, 1994, by and between Boomtown Council Bluffs, Inc. ("BCB"), the Registrant and Iowa Gaming Associates, Inc. ("IGA").

10.50(11)  Operating Agreement dated September 19, 1994 between BCB and IGA.

10.51(11)  Management Agreement dated September 19, 1994 between BCB and IGA.

10.52(11)  Development and Pre-Opening Services Agreement dated September 19,
           1994 between BCB and Boomtown Iowa, L.C.

10.53(12)  Agreement and Plan of Merger and Reorganization dated January 17,
           1995, by and among Boomtown, Inc., Tweety Sub., Inc. and National Gaming Corp.

10.54(12)  Guarantee letter dated January 17, 1995 between Hospitality
           Franchise Services, Inc., National Gaming Corp. and Boomtown,
           Inc.

10.55(13)  Letter agreement dated March 31, 1995 between Boomtown, Inc., Tweety
           Sub., Inc., National Gaming Corp., Hospitality Franchise Systems., Inc. and HFS Gaming Corp.

10.56(14)  Promissory Note dated December 1, 1994 by and between Boomtown, Inc.
           and First National Bank of Commerce.

10.57(14)  Promissory Note dated December 30, 1994 by and between the Louisiana
           Partnership and PDS Financial.

10.58(15)  Lease Agreement dated as of March 29, 1995 by and between Marquis
           Leasing Company , a Louisiana Corporation and Louisiana-I Gaming,
           L.P.

10.59(16)  Option Agreement dated as of November 6, 1995 by and between
           National Gaming Mississippi, Inc. and Mississippi - I Gaming, L.P.

10.60(16)  Marketing Services Agreement Amendment dated as of November 6, 1995 to Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corporation.

10.61(16)  Lease Amendment dated November 6, 1995 to the Lease Agreement dated as of April 27, 1994 by and among National Gaming Mississippi,
           Inc. and Mississippi - I Gaming, L.P.

EXHIBIT
NUMBER                            DESCRIPTION

10.62(16)  Articles of Organization Indiana Ventures, LLC

10.63(16)  Operations Agreement Indiana Ventures, LLC.

10.64(16)  Stock Purchase Agreement for all shares of Pinnacle Gaming
           Development Corp. between Switzerland County Development Corp. (Buyer) and Century Casinos Management, Inc. and Cimarrron Investment Properties Corp. (Sellers).

10.65(16)  Option Agreement to lease real property (Parcel I) in Switzerland
           County, Indiana, between Daniel Webster, et al (Landlord) and Indiana Ventures,LLC (Tenant).

10.66(16)  Option Agreement to lease real property (Expansion Parcel) in
           Switzerland County, Indiana, between Daniel Webster, et al (Landlord) and Indiana Ventures, LLC (Tenant).

10.67(17)  Agreement and Plan of Merger dated as of April 23, 1996, among
           Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc.

10.68(17)  Voting Agreement dated as of April 23, 1996, by and between
           Hollywood Park, Inc., a Delaware corporation, and Timothy J. Parrott, in his capacity as a stockholder of Boomtown, Inc.

10.69(17)  Voting Agreement dated as of April 23, 1996, by and between
           Boomtown, Inc., a Delaware corporation, and R.D. Hubbard, in his capacity as a stockholder of Hollywood Park, Inc.

10.70(17)  Joint Press Release issued on April 24, 1996 by Hollywood Park, Inc.
           and Boomtown, Inc.

10.71 Agreement between Boomtown and related entities ("Boomtown Group") and SES Gaming, Inc. and related entities ("SES Group") terminating the Master Agreement by and between the Boomtown Group and the SES Group dated February 1, 1994 relating to the proposed gaming project in Lawrenceburg, Indiana.

11.1       Computation of per share earnings.

- - --------------------

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-51968), effective October 22, 1992.

EXHIBIT
NUMBER                            DESCRIPTION

(2) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on March 18, 1993.

(3) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on April 1, 1993.

(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-61198), effective May 24, 1993.

(5) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on July 28, 1993.

(6) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on December 23, 1993.

(7) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year ended September 30, 1993.

(8) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended December 31, 1993.

(9) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (File No. 33-70350), effective May 6, 1994.

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1994.

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year September 30, 1994.

(12) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on January 25, 1995.

(13) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on April 14, 1995.

(14) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1995.

(15) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter June 30, 1995.

(16) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year September 30, 1995.

EXHIBIT
NUMBER                            DESCRIPTION

(17) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on May 3, 1995.