Form 10-Q
period 1996-06-30
BOOMTOWN INC
filed 1996-08-14
CIK 891552

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

                                   QUARTERLY REPORT
                           Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996             Commission File Number 0-20648


                                    BOOMTOWN, INC.
                (Exact Name of Registrant as Specified in its Charter)


        Delaware                                               94-3044204
        --------                                               ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)



    P.O. Box 399, Verdi, Nevada                                89439-0399
(Addressed of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code:  (702)  345-8643




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ----       ----
On August 14, 1996, the registrant had outstanding                shares of its
common stock, $.01 par value.

                                    BOOMTOWN, INC.

PART I.  FINANCIAL INFORMATION


  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets, September 30, 1995
           and June 30,1996. . . . . . . . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Operations For the Three and
           Nine Months Ended June 30, 1995 and 1996. . . . . . . . . . . . . .4

           Consolidated Condensed Statements of Cash Flows For the
           Nine Months Ended June 30, 1995 and 1996. . . . . . . . . . . . . .5

           Notes to Consolidated Financial Statements. . . . . . . . . . . . .6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . 13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 18

  Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . 18

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 18

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 18


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


SCHEDULE OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                            PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                    BOOMTOWN, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                         September 30,         June 30,
                                                                             1995                1996
                                                                         ------------        ------------
ASSETS:                                                                                       (unaudited)
Current assets:
   Cash and cash equivalents (including restricted cash of
       approximately $2,400,000 at September 30, 1995)                   $ 20,775,459        $ 21,587,485
   Accounts receivable, net                                                   924,135             921,487
   Income taxes receivable, net                                             1,507,900           3,112,389
   Inventories                                                              2,715,305           1,596,055
   Prepaid expenses                                                         7,025,438           5,706,850
   Other current assets                                                       765,465             583,346
                                                                         ------------        ------------
               Total current assets                                        33,713,702          33,507,612

Property, plant and equipment, at cost, net                               150,955,320         146,413,148
Goodwill, less accumulated amortization                                     6,643,522           6,361,485
Investment in lease, net                                                   13,077,084                  --
Notes receivable from a related party                                      27,293,713           8,464,772
Other assets                                                                7,514,789           9,439,329
                                                                         ------------        ------------
     Total assets                                                        $239,198,130        $204,186,346
                                                                         ------------        ------------
                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                        $3,746,862          $4,107,916
   Accrued compensation                                                     2,929,761           4,458,060
   Other accrued liabilities                                                9,740,297           9,747,332
   Accrued interest payable                                                 4,959,375           2,033,980
   Income taxes payable                                                       506,408             115,999
   Long-term debt due within one year (Note 2)                              2,948,479           4,794,933
                                                                         ------------        ------------
               Total current liabilities                                   24,831,182          25,258,220

Long-term debt due after one year (net of unamortized discount of approximately $2,657,000 and $2,502,000 at September 30,
       1995 and June 30, 1996, respectively)                              106,547,154         104,731,559
Deferred income taxes                                                       1,621,088           2,606,945
Deferred gain on sale leaseback                                               212,720             124,087
Minority interest                                                             740,849           1,362,770

Commitments and contingencies (Notes 3 and 6)

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 9,233,074 and 9,255,915 issued and outstanding, at September 30,1995 and June 30,1996, respectively,
          net of note receivable from stockholder of $221,000             103,452,520         103,593,432
   Retained earnings (deficit)                                              1,792,617         (33,490,667)
                                                                         ------------        ------------
               Total stockholders' equity                                 105,245,137          70,102,765
                                                                         ------------        ------------
     Total liabilities and Stockholders' equity                          $239,198,130        $204,186,346
                                                                         ------------        ------------
                                                                         ------------        ------------


                               See accompanying notes.

                                    BOOMTOWN, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (unaudited)


                                                      Three Months Ended                      Nine Months Ended
                                                           June 30,                                June 30,
                                                   1995               1996                1995                1996
                                               -------------       -------------       -------------       -------------
REVENUES:
Gaming/hotel operations:
   Gaming                                      $ 48,681,692        $ 47,980,825        $139,831,881        $139,350,417
   Family entertainment center                    1,704,907           1,721,889           4,370,190           4,428,318
   Food and beverage                              4,313,586           4,318,386          11,372,951          12,293,436
   Hotel and recreational vehicle park            1,671,035           1,878,753           4,857,709           5,478,989
Truckstop, service station and mini-mart          2,803,941           4,316,465           7,404,902           9,815,480
Other income                                        770,266             627,370           1,863,551           1,989,750
                                              -------------        ------------        ------------        ------------
                                                 59,945,427          60,843,688         169,701,184         173,356,390

COSTS AND EXPENSES:
   Gaming/hotel operations:
      Gaming                                     17,874,722          18,227,679          54,085,530          54,608,601
      Gaming equipment leases                     1,666,245           1,647,575           4,138,744           5,040,693
      Family entertainment center                   842,894             863,960           2,259,944           2,390,459
      Food and beverage                           4,677,599           5,235,080          12,655,648          14,568,934
      Hotel and recreational vehicle park           808,728             760,853           2,316,510           2,211,201
   Truckstop, service station and mini-mart       2,518,525           3,957,024           6,618,761           8,869,149
   Marketing                                      4,803,439           5,776,685          14,511,597          16,555,660
   General and administrative                    19,043,346          17,422,913          54,248,275          52,750,954
   Depreciation and amortization                  2,499,983           2,836,898           7,635,374           8,135,045
   Loss on sale of Blue Diamond                          --          36,562,612                  --          36,562,612
   Discontinued projects/Future development       5,719,952             760,959           6,054,069             920,496
                                              -------------        ------------        ------------        ------------
                                                 60,455,433          94,052,238         164,524,452         202,613,804
                                              -------------        ------------        ------------        ------------
Income (loss) from operations                 (     510,006)      (  33,208,550)          5,176,732       (  29,257,414)
Interest expense,
    net of capitalized interest               (   3,479,435)      (   3,529,084)      (   9,805,938)      (  10,361,738)
Interest income                                     796,346             789,164           2,272,264           2,341,599
Other income                                             --             826,990                  --             826,990
Gain (loss) on sale of assets                 (      11,136)            169,355             173,020             239,655
                                              -------------        ------------        ------------        ------------
Loss before minority interest
    in consolidated partnerships
       and income taxes                       (   3,204,231)      (  34,952,125)      (   2,183,922)      (  36,210,908)
Minority interest in operations
     of consolidated partnerships                    43,055             253,004             111,999             878,080
                                              -------------        ------------        ------------        ------------
Loss before income taxes                      (   3,161,176)      (  34,699,121)      (   2,071,923)      (  35,332,828)
Provision (benefit) for income taxes          (   1,311,957)            275,548       (     859,917)      (      49,544)
                                              -------------        ------------        ------------        ------------

Net loss                                      ($  1,849,219)      ($ 34,974,669)      ($  1,212,066)      ($ 35,283,284)
                                              -------------        ------------        ------------        ------------
                                              -------------        ------------        ------------        ------------
Net loss per share
     of Common Stock                          ($        .20)      ($       3.78)      ($        .13)      ($       3.82)
                                              -------------        ------------        ------------        ------------
                                              -------------        ------------        ------------        ------------
Shares used in calculating net
loss per share of Common Stock                    9,228,726           9,251,482           9,226,643           9,243,243
                                              -------------        ------------        ------------        ------------
                                              -------------        ------------        ------------        ------------


                               See accompanying notes.

                                    BOOMTOWN, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Increase (decrease) in cash and cash equivalents
                                     (unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                       1995                1996
                                                                   ------------        ------------
Cash flows from operating activities:
   Net loss                                                       ($  1,212,006)      ($ 35,283,284)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
   Lease expense recorded in exchange
       for limited partnership interest                               1,500,000           1,500,000
   Depreciation and amortization                                      7,635,374           8,135,045
   Loss on sale of Blue Diamond                                              --          36,562,612
   Income taxes receivable                                        (   1,108,453)      (   1,604,489)
   Inventories                                                    (     161,945)            275,464
   Prepaid expenses                                                   2,109,293           1,318,588
   Accounts payable                                               (   5,056,202)            377,253
   Income taxes payable                                                  11,654           1,096,212
   Accrued compensation                                               1,703,800           1,528,299
   Other accrued liabilities                                          2,035,777              57,262
   Accrued interest payable                                       (   2,975,625)      (   2,925,395)
   Deferred income taxes                                                962,222           1,199,140
   Minority interest                                              (     111,999)      (     878,080)
   Other adjustments, net                                         (     956,318)      (   1,163,287)
                                                                   ------------        ------------
         Net cash provided by operating activities                    4,375,572          10,195,340
                                                                   ------------        ------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                       7,788,973             405,647
   Payments for purchases of property and equipment               (  13,362,783)      (   7,168,174)
   Payments for pre-opening and future development costs              1,870,749                  --
   Decrease in construction related payables                      (   1,456,238)      (      16,198)
                                                                   ------------        ------------
         Net cash used in investing activities                    (   5,159,299)      (   6,778,725)
                                                                   ------------        ------------

Cash flows from financing activities:
   Proceeds from additions to short-term borrowings                   5,000,000                  --
   Pre-payment of property lease                                             --       (   2,480,387)
   Net proceeds from additions to long-term debt                      9,036,044           2,457,154
   Principal payments on short-term borrowings                    (   5,000,000)                 --
   Principal payments on long-term debt                           (   1,685,562)      (   2,581,356)
   Distribution to limited partner                                (     241,952)                 --
                                                                   ------------        ------------
     Net cash provided by (used in)  financing activities             7,108,530       (   2,604,589)
                                                                   ------------        ------------

Net increase in cash and cash equivalents                             6,324,803             812,026

Cash and cash equivalents:
   Beginning of period                                               11,390,554          20,775,459
                                                                   ------------        ------------
   End of period                                                   $ 17,715,357        $ 21,587,485
                                                                   ------------        ------------
                                                                   ------------        ------------

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

    INTERIM FINANCIAL INFORMATION - The Consolidated Balance Sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of its financial position at June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995 and the cash flows for the nine months ended June 30, 1996 and 1995 have been included. The Company's operations are seasonal and thus operating results for the three and nine months ended June 30, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

    The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiary companies. All significant intercompany accounts and transactions have been eliminated.

2.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                         SEPTEMBER 30, 1995         JUNE 30, 1996
                                                         ------------------     ------------------
11.5% First Mortgage Notes (net of unamortized
  discount of  $2.7 million and $2.5 million as
  of September 30, 1995 and June 30,1996,
  respectively)                                              $100,842                 $100,998
13% note payable                                                4,336                    3,519
11.5% notes payable                                             2,431                    1,568
Capital lease obligations                                       1,126                    2,911
12.25% note payable                                               760                      530
                                                            ---------                ---------
                                                              109,495                  109,526
Less amounts due within one year                                2,948                    4,794
                                                            ---------                ---------

                                                             $106,547                 $104,732
                                                            ---------                ---------
                                                            ---------                ---------


                                    BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

    The Company's 13%, 11.5% and 12.25% notes payable are secured by certain furniture, fixtures and equipment of the Company's subsidiaries. The notes mature in January 1999, September 1997 and January 1998, respectively.

    The capital lease obligations are secured by equipment and mature between September 1997 and August 1998.

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

    The Indenture governing the Notes places certain business, financial and operating restrictions on the Company and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchase of capital stock of the Company and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sale of assets; limitations on amending existing partnership and facility construction agreements; and the use of proceeds from the issuance of Notes. The Company will solicit consent of the Noteholders in connection with the proposed merger with Hollywood Park and intends to solicit consent of the Noteholders in connection with the termination of the Las Vegas lease (See
Note 6.)

    In October 1994, the Mississippi Gaming Commission adopted a regulation which requires, as a condition of license or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Company believes it has satisfied this requirement at the Mississippi property, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Company will be successful in completing such a project or that the Company would be able to obtain a waiver if the Company decides not to build.

    A demand for arbitration has been filed by Eric Skrmetta, a limited partner, with the American Arbitration Association, alleging that Boomtown breached the Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a substantial tax liability to Mr. Skrmetta. Boomtown disputes this claim and is contesting it vigorously.

                                    BOOMTOWN, INC.

                                     (unaudited)

4.  COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

    Net income per share of Common Stock is computed based on the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Net loss per share is computed using the weighted average number of shares of Common Stock outstanding and common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive. Fully diluted per share amounts are the same as primary per share amounts for the periods presented. (Also see Part II, Item 6, Exhibit 11.1 of this document).

5.  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

    In connection with the First Mortgage Notes issued in November, 1993, the subsidiaries of the Company (guarantor entities) have guaranteed the Notes. Summarized consolidating financial information is as follows:

                    SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION
                  As of and for the nine months ended June 30, 1996
                              (in thousands, unaudited)

                                                                GUARANTOR ENTITIES
                                                  ----------------------------------------------
                                                   Blue Diamond      Boomtown       Non-wholly     Elimination's &
                                 Boomtown, Inc.   Hotel & Casino   Hotel & Casino    Owned         Reclassifications  Boomtown, Inc.
                                  (parent co.)        Inc.            Inc.          Subsidiaries       Dr (Cr)       (consolidated)

                                                       (1)             (2)              (3)              (4)
                                   -----------------------------------------------------------------------------------------------
Current assets                      $11,701         $11,537          $5,552          $10,158          ($5,440)           $33,508
Advances to affiliates              120,616              --              --               --         (120,616)                --
Non-current assets                   46,575           1,290          59,959           96,951          (34,097)           170,678
                                   -----------------------------------------------------------------------------------------------
                                   $178,892         $12,827         $65,511         $107,109        ($160,153)          $204,186
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------

Current liabilities                  $7,039          $4,472          $5,663          $13,524          ($5,440)           $25,258
Non-current liabilities             101,176             233           5,848            3,272           (1,704)           108,825
Advances from parent                     --          45,505           4,986           70,125         (120,616)                --
Equity                               70,677         (37,383)         49,014           20,188          (32,393)            70,103
                                   -----------------------------------------------------------------------------------------------
                                   $178,892         $12,827         $65,511         $107,109        ($160,153)          $204,186
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------


Revenues                             $2,250         $34,480         $47,602          $91,274          ($2,250)          $173,356
Income (loss) from operation       ($20,443)       ($23,521)         $1,333          $13,374              $--           ($29,257)
Equity in earnings (loss) of
   consolidated subsidiaries       ($17,222)            $--             $--              $--          $17,222                $--
Net income (loss)                  ($18,427)       ($24,574)           $366           $6,474             $878           ($35,283)

Net cash provided by (used in)
    operating activities            ($3,561)        ($4,594)         $4,884          $13,466              $--            $10,195
Net cash provided by (used in)
    investing activities              1,810            (511)         (1,378)          (4,885)          (1,815)            (6,779)
Net cash provided by (used in)
    financing activities               (119)          5,572          (1,936)          (7,936)           1,815             (2,604)
                                   -----------------------------------------------------------------------------------------------
Net increase (decrease) in cash
    and cash equivalents             (1,870)            467           1,570              645               --                812


Cash and cash equivalents:

                                                                GUARANTOR ENTITIES
                                                  ----------------------------------------------
                                                   Blue Diamond      Boomtown       Non-wholly     Elimination's &
                                 Boomtown, Inc.   Hotel & Casino   Hotel & Casino    Owned         Reclassifications  Boomtown, Inc.
                                  (parent co.)        Inc.            Inc.          Subsidiaries       Dr (Cr)       (consolidated)

                                                       (1)             (2)              (3)              (4)
                                   -----------------------------------------------------------------------------------------------


    Beginning of year                10,811           2,630           1,334            6,000               --             20,775
                                   -----------------------------------------------------------------------------------------------
    End of period                    $8,941          $3,097          $2,904           $6,645              $--            $21,587
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------

5.  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

6.  OTHER EVENTS

    AMENDMENT OF LEASE AGREEMENT - Upon commencement of operations at Boomtown Biloxi, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced the Company $11 million in return for ownership of the Biloxi barge and shell building. Also under this agreement, HFS was to receive 20% of the adjusted earnings before interest, taxes, depreciation, and amortization ("EBTIDA") as defined in the related contract. HFS was also to provide marketing services to Boomtown Biloxi. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc., which subsequently changed its name to National Lodging Corp. ("NGC"). Boomtown Biloxi leases the assets from NGC under a 25 year lease with a 25 year renewal option.

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

6.  OTHER EVENTS (CONTINUED)

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

    The closing of the Merger is subject to numerous conditions precedent, including (i) the approval of the stockholders of the Company and Hollywood Park, (ii) the approval of requisite governmental authorities, including the necessary gaming authorities in the jurisdictions in which the parties conduct business, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (completed on June 20, 1996), (iii) the availability of sufficient financing of up to $163.5 million to fund up to $60 million of future gaming projects and to fund the repurchase of Boomtown's outstanding 11-1/2% First Mortgage Notes (the "Notes") if put to Boomtown by the holders of the Notes as a consequence of the Merger and (iv) the consent to the Merger by the holders of a majority of the outstanding principal amount of the Notes. There can be no assurance that any or all of these conditions precedent, will be satisfied or that the proposed merger with Hollywood Park will be consummated.

    Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

    LOUISIANA DEVELOPMENTS - In a recent development potentially affecting Boomtown's Harvey, Louisiana riverboat gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. The vote is scheduled for November 5, 1996. While Boomtown has no reason at this time to believe that the voters of Jefferson Parish

6.  OTHER EVENTS (CONTINUED)

(where Boomtown's Louisiana riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, Boomtown would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999 and this occurrence would cause a material adverse effect on the Company's results of operations.

    TERMINATION OF AGREEMENT WITH SES GAMING, INC. - In April 1996, Boomtown and related entities (the "Boomtown Group") entered into a termination agreement with SES Gaming, Inc. and related entities (the "SES Group") terminating that certain Master Agreement by and between the Boomtown Group and the SES Group dated February 1, 1994 relating to a proposed gaming project in Lawrenceburg, Indiana (the "Lawrenceburg Project"). The parties were denied a license for the Lawrenceburg Project in July 1994. The Termination Agreement provided that, among other things, (i) the Boomtown Group transferred to the SES Facilities all of the Boomtown Group's rights, title and interest in and to the Lawrenceburg Project, (ii) the SES Group waived any rights it might have to Boomtown's potential project with Hilton Gaming Corporation in Switzerland County, Indiana,
(iii) the SES group agreed not to use the Boomtown name in any way and (iv) the parties mutually released one another from all claims that might arise out of the Master Agreement.

    TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") valued at approximately $3.5 million and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the Swap Agreement). The Second Note has an interest rate equal to the prime rate plus one-half percent (5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three
(3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

    In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an approximate value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note 3). The Swap would be effected immediately following the Company's Merger with Hollywood Park which is expected to be completed by the end of the 1996 calendar year or during the first quarter of calendar 1997.

6.  OTHER EVENTS (CONTINUED)

    In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort accruing prior to the Swap and Roski will be responsible for the liabilities of the Resort accruing subsequent to the Swap. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the Exchange Date. Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC Notes would be required to be repaid to Boomtown at such time.

    On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("the Roski Stock") for a purchase price of approximately $3.5 million paid for by an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         During the quarter and nine month period ended June 30, 1996 revenues were $60.8 million and $173.4 million respectively, compared to $59.9 million and $169.7 million in the prior year commensurate period. The improvement in revenues resulted from higher gaming revenues at the Company's Reno, Nevada and Biloxi, Mississippi casinos, offset by lower gaming revenues at its Las Vegas, Nevada and New Orleans, Louisiana gaming properties. Reno revenues grew 4% and 8.1% over the prior year three and nine month periods primarily as a result of higher traffic volume on Interstate 80, where the casino receives the majority of its customer volume. Boomtown Biloxi's revenues have improved due to expansion of the gaming market in the Gulf Coast region combined with higher marketing and promotional efforts at the Boomtown property. Biloxi revenues were up 8.2% and 9.2% for the three and nine month periods over the prior year. Gaming revenues at the Company's Las Vegas property continued to be less than expected and lower than the prior year resulting from increased competition with other casino operators for the local customer market in the Las Vegas area. In New Orleans revenues have been negatively affected by additional cruising of its riverboat casino as mandated by law.

         Non-gaming revenues for the three and nine months ended June 30, 1996 were $12.9 million and $34.0 million respectively, compared to $11.3 million and $29.9 million recorded during the prior year nine month period. Non-gaming revenues are generated from the Company's family entertainment centers, food and beverage sales, cabaret show, hotel room sales, recreational vehicle park and other entertainment amenities. Increases in non-gaming revenues were recorded at all four of the Boomtown casinos, with the majority of the consolidated improvement due from higher fuel sales at the Reno truckstop as well as the expansion of the cabaret show at the New Orleans casino property.

         The consolidated gaming margin was 62% for the third quarter, compared to 63.3% in the prior year same quarter. Additionally, gaming margin decreased $1.0 million to 60.8% compared to 61.3% during the prior year nine month period. The decline is primarily a result of a change in the calculation of gaming taxes at Boomtown New Orleans resulting in the taxes being reclassified and charged as
a gaming expense in the current year period.   During the prior year, the taxes
were calculated based on a flat charge per admission and recorded as general administrative expenses. Additionally, the Company's consolidated gaming margin was negatively effected by gaming leases entered into in April 1995 resulting in higher gaming equipment lease expense during the period. The decline in the consolidated gaming margin was offset by improvements from Boomtown Biloxi resulting from the discontinuance of the property's Fun Flight program in October 1995.

         Marketing expenses were $5.8 million and $16.6 million for the three and nine months ended June 30, 1996, respectively, 20% and 14% higher than $4.8 million and $14.5 million recorded during the prior year. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, promotional events, the Company's bus tour and Fun Flight programs and other administrative expenses. The increase in marketing expenses during fiscal 1996 resulted from additional advertising in Biloxi and Las Vegas in order to promote the Boomtown brand and compete with the local customer market in those areas. Higher promotional events and player's club redemption costs at all of the Boomtown casinos also contributed to the increase.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)

         General and administrative ("G&A") expenses were $17.4 million for the three months ended June 30, 1996, an 8% decline from the $19.0 million recorded during the same prior year period. Additionally, G&A expenses were $52.8 million for the nine months ending June 30, 1996, 2.8% lower than $54.2 million in the prior nine month period. G&A expenses were less at the Company's Las Vegas and New Orleans properties offset by higher expenses in Biloxi. The reduction at Boomtown New Orleans primarily resulted from a reclassification of gaming taxes from G&A to gaming operating expenses during the current year period. Lower expenses at Boomtown Las Vegas resulted from a reduction of overhead costs in most casino departments due to cost control efforts. The increase in Boomtown Biloxi's G&A expenses was attributable to higher property rent and building and grounds maintenance associated with the aging of the building and barge. The Company continues to concentrate on aggressive cost reduction programs for all of its properties.

         During the nine months ended June 30, 1996 the Company incurred charges of $683,000 related to its pending merger with Hollywood Park, as well as $237,000 associated with its license application in the state of Indiana as reflected in "Discontinued Projects/Future Development".

         Depreciation and amortization expenses rose 13% and 6.5% to $2.8 million and $8.1 million during the three and nine month period ended June 30, 1996, respectively resulting from property and equipment purchases at the Boomtown properties. Additionally, the increase is partially attributable to restructuring certain operating leases to capital leases at the Company's Biloxi and New Orleans properties, capitalizing the equipment and depreciating the costs over the remaining estimated useful lives.

         During the quarter ended June 30, 1996, the Company took a non-cash charge of $36.6 million related to an agreement between the Company, the owner and lessor ("Roski") of the Boomtown Las Vegas property ("Resort") and Hollywood Park ("Blue Diamond Swap Agreement") which would effectively provide for an early termination of the existing property lease between Boomtown and IVAC (a California general partnership owned by Roski). The agreement promises that upon consummation of the Company's proposed merger with Hollywood Park Boomtown would transfer its entire interest in the Resort to Roski in exchange of certain assets and assumption by Roski, IVAC or an affiliate of certain liabilities.
The charge included the write-off of the Company's investment in lease of $12.7 million, a write-down of the related party notes receivable to $8.5 million, the write-off of the remaining net assets less the liabilities assumed by Roski of $5.0 million (approximate value at June 30, 1996). The after-tax loss amounted to $35.7 million, or $3.86 per share. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval. In addition the Company intends to solicit the consent of the holders of a majority amount of the principal amount of the Notes to effect the Swap.

         The recorded provision and benefit for income taxes for the three and nine months ended June 30, 1996, respectively does not necessarily reflect the anticipated benefit in both periods from the write-off associated with the Swap Agreement. The write-off of the $12.7 million investment in lease, is not tax deductible for income tax purposes, however the remaining income tax benefit arising from the Swap Agreement has been offset by a valuation allowance because of the uncertainty regarding future realization of the related deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense for the three and nine months ended June 30, 1996 was $3.5 million and $10.4 million compared to $3.5 million and $9.8 million recorded during the prior year period, respectively. Additionally, the Company recorded interest income of $2.3 million, 3% higher than during the prior year. Interest income is primarily generated from the IVAC notes receivable, which will be canceled in connection with the Las Vegas lease termination as described above. During the three months ended June 30, 1996 the Company also recorded other income of $827,000 consisting of sales tax recoveries from double taxation on certain equipment operating leases.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity at June 30, 1996 was cash and cash equivalents of approximately $21.6 million, an increase of approximately $800,000 from September 30, 1995. For the first nine months of fiscal 1996, the Company generated cash from operating activities of $10.2 million as compared to $4.4 million a year ago. This higher operating cash flow resulted primarily from the pay down of accounts payable during the prior year period. The net cash provided from operating activities during the first nine months of the current fiscal year were derived from a net loss of $31.1 million, primarily related to the write off of Blue Diamond of $31.6 million, net increases in accounts payable, accrued liabilities and accrued compensation of $2.0 million, a decrease in prepaid expenses of $1.3 million, depreciation and amortization expense of $8.1 million and other uses of $1.7 million.

         The Company used net cash of $6.8 million, in investing activities during the first nine months of fiscal 1996, primarily related to the purchases of property and equipment, offset by proceeds of $406,000 from the sale of equipment.

         Net cash used in financing activities for the nine months ended June 30, 1996 were $2.6 million, primarily related to the payment to $2.5 million to the lessor of the Boomtown Biloxi barge. Under the agreement, the Company returned the $2.4 million to NGC in return for a reduction of the distributions from 20% to 16% of operating cash flow, as defined. Additionally, for $100,000, the Company secured an option to buy the barge back from NCG as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid back. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

         At June 30, 1996, the Company's debt was comprised principally of the $103.5 million principal amount of 11.5% First Mortgage Notes due 2003.
Interest on the notes is payable semiannually in arrears each May 1 and November
1.  The Company has five notes payable in
the aggregate amount of $5.6 million. Three of the notes totaling $1.6 million are secured by equipment, furniture and fixtures, bears interest at 11.5% and mature in September 1997. The fourth note, with a balance of $3.5 million at June 30, 1996, is secured by the gaming vessel in Harvey, Louisiana, bears interest at 13% and matures in January 1999. The fifth note, with a balance of $530,000 at June 30, 1996, is secured by gaming equipment, bears interest at 12.25% and matures in December 1997. The Company also has six capital lease obligations for equipment with a balance of $2.9 million at June 30, 1996. During March 1996, the Company converted an
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

operating lease on certain furniture, fixtures and equipment to a note obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted to a capital lease. As of June 30, 1996 the outstanding balance on the lease was $756,000 and matures in August 1998.

         The Company believes that its current available cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's working capital and normal recurring capital expenditures through the end of calendar 1996. The Company does not believe such sources of liquidity will be sufficient to fund any of its proposed expansion projects at its current gaming facilities or in any new gaming jurisdiction. The Company believes that such expansion of its existing facilities is important for continued growth. If any of the Company's current proposed expansion projects were to proceed, the Company anticipates that such financing subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing or other long-term debt. Alternatively, in the event the Hollywood Park merger were to be consummated, the Company believes that additional sources of financing will become available. However, there can be no assurance that such financing will be available, or available on terms acceptable to the Company or that any proposed expansion projects by the Company will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Company's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Company's operations in all locations be below expectations, the Company may have difficulty in satisfying capital requirements.

         The statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements, the sufficiency of its resources and , any expectation that the Swap would be consummated are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Company may be adversely affected as a result of a number of factors, including without limitation, seasonality (historically, the Company's operating results have been strongest in the summer months, and weakest in the winter months), weather conditions (severe winter storms have in the past had a significant adverse effect on the Company's operating results), the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of the Company and

Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park and failure to satisfy any conditions to the Swap. Any of the above factors, among others, could cause the Company's operating results to be weaker than expected, and could cause the Company's cash requirements to differ materially from the Company's current estimates.

    FACTOR AFFECTING FUTURE OPERATING RESULTS - In a recent development potentially affecting Boomtown's Harvey, Louisiana riverboat gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

a parish-by-parish basis) where gaming operations are conducted. While Boomtown has no reason at this time to believe that the voters of Jefferson Parish (where Boomtown's Louisiana riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, Boomtown would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999 and this occurrence would cause a material adverse effect on the Company's results of operations.

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

    A demand for arbitration has been filed by Eric Skrmetta with the American Arbitration Association, alleging that Boomtown breached Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a substantial tax liability to Mr. Skrmetta. Boomtown disputes this claim and is contesting it vigorously.

ITEM 2.  CHANGES IN SECURITIES.

    NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE

ITEM 5.  OTHER INFORMATION.

    NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits enclosed herein are detailed on the Schedule of Exhibits on page
18.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                             Boomtown, Inc.
                             Registrant

Date:  August 14, 1996       /s/ Phil Bryan
                             ----------------------------------------------
                             Phil Bryan, President; Chief Operating Officer

Date:  August 14, 1996       /s/ Jon Whipple
                             ----------------------------------------------
                             Jon Whipple, Corporate Controller; Principal
                             Accounting and Financial Officer

                                 SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION

 3.1(5)       Amended and Restated Certificate of Incorporation of Registrant.

 3.2(11)      Amended and Restated Bylaws of Registrant.

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

 3.6(10)      Bylaws of Blue Diamond Hotel & Casino, Inc.

 3.7(10)      Articles of Incorporation of Louisiana Gaming Enterprises, Inc.

 3.8(10)      Articles of Incorporation of Bayview Yacht Club, Inc.

 3.9(10)      Bylaws of Bayview Yacht Club, Inc.

 3.10(11)     Articles of Organization of Boomtown Iowa, L.C.

 3.11(11)     Articles of Incorporation of Boomtown Council Bluffs, Inc.

 3.12(11)     Bylaws of Boomtown Council Bluffs, Inc.

 3.13(11)     Articles of Incorporation of Boomtown Indiana, Inc.

 3.14(11)     Bylaws of Boomtown Indiana, Inc.

 3.15(11)     Articles of Incorporation of Boomtown Riverboat, Inc.

 3.16(11)     Articles of Incorporation of Boomtown Missouri, Inc.

 3.17(11)     Bylaws of Boomtown Missouri, Inc.

 4.1(1) Form of Warrant issued to the lead Underwriters of Boomtown, Inc.'s initial public offering.

 4.2(7)       Form of Private Placement Note.

 4.3(7)       Form of Exchange Note.



                           SCHEDULE OF EXHIBITS (CONTINUED)

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

10.1(11)      Amended and Restated 1990 Stock Option Plan.

10.2(11)      1992 Director's Stock Option Plan.

10.3(5)       1993 Stock Bonus Plan.

10.4(1) Standard Form of Indemnification Agreement between Boomtown, Inc.and its officers and directors.

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

10.8(1) Registration Agreement dated May 6, 1988 between Boomtown, Inc., MLIF, Kenneth Rainin and Timothy J. Parrott.

10.9(11) Promissory Note dated September 10, 1992, payable by Timothy J. Parrott to Boomtown, Inc. in the principal amount of $221,000.

10.10(1) Agreement dated January 1, 1989 between Boomtown, Inc., Nevada Fun Flight Tours and Val Ruggerio.



                           SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION


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

10.15(11)     Amended and Restated Agreement to Lease Real Property in Biloxi,
              Mississippi dated September 12,1993 by and between Boomtown, Inc.
              and Raphael Skrmetta.

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

10. (2) Memorandum of Understanding dated March 15, 1993 among Boomtown, Inc., Industry Hills Visitor Accommodations Center, Blue Diamond Hotel &

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

10.21(11)     First Amendment to and Clarification of Stockholders and
              Affiliates Agreement dated as of November 10, 1993 between Blue
              Diamond, Edward P. Roski, the Roski Community Property Trust, the
              Roski Senior Revocable Trust, the Registrant, IVAC and Majestic.



                           SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION

10.22(5)      Lease dated as of June 30, 1993 between IVAC and Blue Diamond.

10.23(11)     Lease Amendment to Lease dated as of November 10, 1993 between
              IVAC and Blue Diamond.

10.24(5) Purchase Option Agreement dated as of June 30, 1993 by and among IVAC, Boomtown, Inc., and Blue Diamond.

10.25(11)     Amendment to Purchase Option Agreement;  Consent to Assignment
              dated as of November 10, 1993 between IVAC, the Registrant and Blue Diamond.

10.26(5) Development and Pre-Opening Services Agreement dated as of June 30, 1993 between Boomtown, Inc., Blue Diamond and IVAC.

10.27(5) Management Agreement dated as of June 30, 1993 between Boomtown, Inc. and Blue Diamond.

10.28(5) Affiliate Loan Agreement dated as of June 30, 1993 by and among IVAC, Majestic and Boomtown, Inc.

10.29(5) Bridge Loan Agreement dated as of June 30, 1993 by and between IVAC and Boomtown, Inc.

10.30(11)     Amendment No. 1 to Bridge Loan Agreement dated as of November 10,
              1993 between IVAC and the Registrant.

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

10.34(11)     Subordination Agreement dated as of November 10, 1993 between
              Majestic, IVAC and the Registrant.



                           SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION

10.35(11)     Omnibus Consent Agreement dated as of November 10, 1993 between
              Blue Diamond, Edward P. Roski, Sr., Roski, the Roski Community
              Property Trust, the Roski Senior Revocable Trust, the Registrant,
              IVAC and Majestic.

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



                           SCHEDULE OF EXHIBITS (CONTINUED)

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

10.56(14)     Promissory Note dated December 1, 1994 by and between Boomtown,
              Inc. and First National Bank of Commerce.

10.57(14)     Promissory Note dated December 30, 1994 by and between the
              Louisiana Partnership and PDS Financial.

10.58(15)     Lease Agreement dated as of March 29, 1995 by and between Marquis
              Leasing Company, a Louisiana Corporation and Louisiana-I Gaming,
              L.P.

10.59(16)     Option Agreement dated as of November 6, 1995 by and between
              National Gaming Mississippi, Inc. and Mississippi - I Gaming,
              L.P.

10.60(16)     Marketing Services Agreement Amendment dated as of November 6,
              1995 to Marketing Services Agreement dated as of April 27, 1994 by and among oomtown, Inc. and HFS Gaming Corporation.

10.61(16)     Lease Amendment dated November 6, 1995 to the Lease Agreement dated as of April 27, 1994 by and among National Gaming
              Mississippi, Inc. and Mississippi - I Gaming, L.P.



                           SCHEDULE OF EXHIBITS (CONTINUED)

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

10.65(16)     Option Agreement to lease real property (Parcel I) in Switzerland
              County, ndiana, between Daniel Webster, et al (Landlord) and Indiana Ventures,LLC (Tenant).

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

10.70(17)     Joint Press Release issued on April 24, 1996 by Hollywood Park,
              Inc. and Boomtown, Inc.

10.71(18)     Agreement between Boomtown and related entities ("Boomtown
              Group") and SES Gaming, Inc. and related entities ("SES Group") terminating the Master Agreement by and between the Boomtown
              Group and the SES Group dated February 1, 1994 relating to the proposed gaming project in Lawrenceburg, Indiana.

10.72 Agreement between Boomtown, Hollywood Park and Edward P. Roski, Jr. ("Swap Agreement") effectively terminating the lease of the Blue Diamond Property and selling virtually all assets and liabilities effective with the close of Boomtown's merger with Hollywood Park.


11.1          Computation of per share earnings.



                           SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION


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



                           SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION


(16) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year September 30, 1995.

(17) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on April 23, 1996.

(18) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1996.

                                    BOOMTOWN, INC.

           EXHIBIT 11.1 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                                (LOSS) OF THE COMPANY

                                                            Three Months Ended                      Nine Months Ended
                                                                  June 30,                               June 30,
                                                          1995                1996                1995                1996
                                                      -----------         -----------         -----------         -----------
Net income (loss) applicable to Common Stock          ($1,849,219)       ($34,974,699)       ($ 1,212,066)       ($35,283,284)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Weighted average shares outstanding                     9,228,726           9,251,482           9,226,643           9,243,243

Net effect of dilutive stock options based
   on the treasury stock method using
   the average market price                                    --                  --                  --                  --
                                                      -----------         -----------         -----------         -----------
Total weighted average shares outstanding               9,228,726           9,251,482           9,226,643           9,243,243
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Net income (loss) per share of Common Stock            ($    0.20)          ($   3.78)        ($     0.13)        ($     3.82)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------
