Form 10-Q/A
period 1996-06-30
BOOMTOWN INC
filed 1996-08-15
CIK 891552

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-Q/A

                                   QUARTERLY REPORT
                           Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996             Commission File Number 0-20648


                                    BOOMTOWN, INC.
                (Exact Name of Registrant as Specified in its Charter)


        Delaware                                               94-3044204
        --------                                               ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)



    P.O. Box 399, Verdi, Nevada                                89439-0399
(Addressed of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code:  (702)  345-8643




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ----       ----
On August 14, 1996, the registrant had outstanding 9,259,543 shares of its common stock, $.01 par value.

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

10.72(19)     Agreement between Boomtown, Hollywood Park and Edward P. Roski,
              Jr. ("Swap Agreement") effectively terminating the lease of the Blue Diamond Property and selling virtually all assets and liabilities effective with the close of Boomtown's merger with Hollywood Park.


11.1(19)      Computation of per share earnings.



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

(19) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1996.