Form 10-K
period 1996-09-30
BOOMTOWN INC
filed 1996-12-27
CIK 891552

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996      Commission File Number 0-20648

                                    BOOMTOWN, INC.
               (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                94-3044204
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

   P.O. Box 399, Verdi, Nevada                                 89439-0399
(Address of principal executive offices)                        (Zip Code)

         Registrant's telephone number, including area code:  (702)  345-8680
           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                        Common Stock, $.01 par value per share
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X      No
                                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     Yes  X      No
                       -----      -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the NASDAQ/NMS on December 20, 1996) was approximately $7 7/8. The number of outstanding shares of the Registrants Common Stock as of December 20, 1996 was 9,255,264.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated. None.

                                        PART I
                                        ------

ITEM 1.   BUSINESS


THE COMPANY AND ITS PROPOSED MERGER WITH HOLLYWOOD PARK, INC.

    Boomtown, Inc. ( the "Company" or "Boomtown") owns and operates land based, dockside and riverboat gaming operations in diverse markets in Verdi, Nevada ("Boomtown Reno"), Biloxi, Mississippi ("Boomtown Biloxi") Harvey, Louisiana ("Boomtown New Orleans" or "Boomtown Belle") and Las Vegas, Nevada ("Boomtown Las Vegas" or "Blue Diamond"), The Company's properties offer hotel accommodations (at Boomtown Reno and Boomtown Las Vegas), gaming and other entertainment amenities to primarily middle income, value oriented customers. Boomtown offers 130,000 square feet of gaming space with approximately 4,349 slot machines and 162 gaming tables. At all of the Boomtown properties, Boomtown reinforces an "old west" theme throughout the customers' visit with the use of western memorabilia in its interior decor, country/western music and the western dress of its employees. The Company believes it distinguishes itself from other casino properties through its theme and a relaxed, friendly environment provided for customer loyalty.

    On April 23, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood Park") relating to the strategic combination of Hollywood Park and the Company. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization for tax purposes and will be accounted for as a purchase for financial reporting purposes.

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

    At the Effective Date, Hollywood Park's Board of Directors will be expanded from seven (7) to eleven (11) members and will be comprised of seven
(7) directors selected by Hollywood Park (the "Hollywood Park Directors") and four (4) directors selected by the Company (the "Boomtown Directors"). Hollywood Park will nominate the initial Company Directors (or replacements elected by a majority of the Boomtown Directors) for re-election at the first three annual stockholder meetings following the Effective Date. Upon the Effective Date and for a period of three years thereafter the Executive Committee of Hollywood Park's Board of Directors will consist of four (4) Hollywood Park Directors and two (2) Boomtown Directors, including R.D. Hubbard, Chief Executive Officer of Hollywood Park, Timothy J. Parrott, Chairman of the Board and Chief Executive Officer of Boomtown, Richard J. Goeglein, a current member of the Board of Directors of Boomtown and three designees of Hollywood Park. In addition, Hollywood Park will establish a three (3) person Office of the Chairman comprised of Hollywood Park's and Boomtown's Chief Executive Officers and Hollywood Park's President of Sports and Entertainment.

    The closing of the Merger is subject to numerous conditions precedent, including (i) the approval of the stockholders of the Company and Hollywood Park (while approvals were received in November and October 1996, respectively), (ii) the approval of requisite governmental authorities, including the necessary gaming authorities in the jurisdictions in which the parties conduct business, (to date, only Mississippi gaming approval has been obtained) and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (completed on June 20, 1996), (iii) the availability of sufficient financing of up to $163.5 million to fund up to $60 million of future gaming projects and to fund the repurchase of Boomtown's outstanding 11-1/2% First Mortgage Notes (the "Notes") if put to Boomtown by the holders of the Notes as a consequence of the Merger and (iv) the consent to the Merger by the holders of a majority of the outstanding principal amount of the Notes. There can be no assurance that any or all of these conditions precedent, will be satisfied or that the proposed merger with Hollywood Park will be consummated. The Merger is expected to be completed by the end of the first quarter of calendar 1997.

    Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

    The following table provides certain information relating to the gaming and hotel room data at Boomtown's existing properties as of September 30, 1996:

                          Boomtown      Boomtown       Boomtown       Boomtown
                            Reno       New Orleans      Biloxi        Las Vegas       Total (1)(2)
                          ---------    -----------     ---------      ----------      ------------
Casino Square Footage        40,000      30,000         33,000         30,000            133,000
Slot Machines                 1,307         912          1,030          1,100              4,349
Table Games                      44          56             37             25                162
Hotel Rooms                     122           0              0            300                422

------------------
(1) On August 12, 1996, Boomtown entered into an agreement with the lessor of the Blue Diamond resort and certain other parties pursuant to which, upon consummation of the Merger, Boomtown will terminate its ongoing interest in the Blue Diamond resort. See "Business of Boomtown-Boomtown Las Vegas."

(2) Includes data for Boomtown Las Vegas.

BACKGROUND

    GAMING IN THE UNITED STATES. Until the mid-1980's, casino gaming was legal in only Nevada and Atlantic City, New Jersey. Since that time, legalized gaming has proliferated throughout the United States to include land based, dockside and riverboat gaming fueled by the need for states and local jurisdictions to generate revenues in the face of budget concerns, create jobs for the community and promote economic development without increasing general taxation. Gaming has expanded to include not only riverboat and dockside gaming, but also state sponsored video lotteries, small stakes casino gaming and full-scale casinos owned and operated on native American land.

    In 1986, the first significant move toward the expansion of legalized gaming occurred with the authorization of a state operated video lottery in Montana. Casino style gaming again expanded in 1987 when the United States Supreme Court upheld casino gaming on Indian reservations. Subsequently the Indian Gaming Regulatory Act of 1988 was issued regulating Indian gaming. In 1991 Mississippi became the first state to legalize casino gaming outside of Nevada and New Jersey, although restricting full scale casinos to dockside riverboats along the Mississippi river. Since that time dockside, riverboat or small stakes, land based gaming has been legalized in additional states including Colorado, Iowa, Illinois, Indiana, Louisiana, Mississippi, Missouri and South Dakota. Video lottery gaming is now legal in at least five states (Louisiana, Oregon, South Dakota, Rhode Island and Montana) and full-scale Native American gaming is now legal in at least 13 states (Arizona, Connecticut, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, New York, North Carolina, South Dakota, Washington and Wisconsin). Several other jurisdictions in North America have considered legalizing gaming or expanding permitted gaming that already exists in their area. However, several referendums and legislation proposing gaming expansion have failed to pass and other legislation has been stalled.

THE BOOMTOWN CONCEPT AND MARKETING STRATEGY

    Boomtown's strategy is to offer casino gaming and a broad range of amenities in a casual, friendly western atmosphere targeting middle income, value-oriented customers. The Boomtown concept includes the following:

    "OLD WEST" THEME Interest in the "old west" and the history of the United States during the 1800's has increased in recent years. Boomtown believes that a major reason first time customers stop at Boomtown's sites is their heavily themed appearance, with their flavor of the old west. Boomtown enhances its "old west" flavor through the use of western memorabilia in its interior decor, county/western music and the western dress of its employees. The Company has heavily themed all its sites by presenting the "old west" as experienced in each locale during the 1800's including the area architecture, clothing, memorabilia, history, food and entertainment.

    CASUAL, FRIENDLY ATMOSPHERE. An integral part of the Boomtown concept is to provide its customers with a casual, friendly atmosphere which management believes distinguishes Boomtown from many large gaming establishments. Important ingredients in accomplishing this objective, in the view of management, have been to instill in its employees a sense of pride in Boomtown and to nurture a sense of "family". The Company develops and reinforces these feeling through continuous training, employee "town meetings", management staff meetings and Company sponsored recreation and entertainment activities. The employees are taught through formal and informal training to practice the Company slogan "catch the friendlies at Boomtown" and the Company S.E.C.R.E.T. ("Serve Every Customer Right Every Time"). The Company regards these concepts as critical ingredients of its employee and customer service philosophy and uses these concepts at all its locations. The Company believes that its friendly atmosphere instills customer loyalty and results in repeat business.

    VALUE-ORIENTED MIDDLE MARKET CUSTOMER BASE. Boomtown focuses on the middle market by providing moderately priced, high value amenities, including restaurants serving "all you can eat" buffet meals at an average price of approximately $5, low cost entertainment and hotel room rates which average $33. As a result of its middle market orientation and broad customer base, Boomtown generally experiences high customer volume and relatively low per customer revenues. Currently, approximately 80% of the Company's gaming revenues are from slot machines, providing a stable source of cash flows. Boomtown has not generally offered credit to it patrons.

    BROAD ARRAY OF MARKETING PROGRAMS.  During 25 years of operations in
Reno, Boomtown has developed a broad array of marketing programs to increase revenues and market share. In addition to billboards, print media, radio and television, the Company has developed innovative charter flights ("FunFlight"), bus programs and a successful format for numerous special events, including gaming and golf tournaments and other sporting events. The bus and FunFlight programs are well suited to the Company's current locations.

    The Company's FunFlight program brings customers to Boomtown Reno from over 30 cities in the western United States, and to Boomtown Biloxi from over 20 cities in the southeast. A computer data base is used to target and prioritize valued customers for repeat FunFlight business. In fiscal 1996, the program brought in over 32,000 customers on 390 flights that provided an estimated 15% of Boomtown Reno's gaming revenue. Boomtown Reno's bus programs attracted approximately 243,000 customers on approximately 6,550 buses during fiscal 1996. At Boomtown Biloxi, the bus program brought 187,000 customers to its Biloxi casino on 5,221 buses. Boomtown also sponsors numerous special events such as golf and other sporting tournaments, gaming tournaments and other special promotions, which are targeted at premium gaming players and are often provided on a complimentary basis.

BOOMTOWN RENO

    Boomtown Reno has been operating for over a quarter century and is located seven miles west of Reno on interstate 80, the major highway connecting Northern California and Reno. Boomtown Reno was the originator of the Company's "old west" theme and has established a loyal customer base primarily drawn from Interstate 80 traffic. The Company believes its distinguishes itself from other casinos in the Reno area by its emphasis on the old west theme and by promoting the Company's casual, friendly atmosphere. Boomtown Reno caters to middle income customers and markets itself as Reno's only gaming and entertainment property complete with amenities for the entire family. Boomtown Reno currently employs approximately 1,100 employees.

    Boomtown Reno offers its guests a 40,000-square foot casino, including 1,307 slot machines and 44 table games (including blackjack ("21), multiaction 21, caribbean stud, royal match, let-it ride, craps, roulette, poker and pai gow poker) and two keno Games, a 122-room hotel, a 16-acre truck stop with approximately 200 parking spaces, a 203-space, full service recreational vehicle park, a service station, a mini-mart and other related amenities. In addition, Boomtown Reno offers a 35,000-square foot family entertainment center featuring a dynamic motion theater, an indoor 9-hole western-themed miniature golf course, a restaurant and a replica of an 1800's Ferris Wheel. The Company believes that the entertainment center is the only facility offering these attractions at a single site in Northern Nevada. In addition, the family entertainment center helps distinguish Boomtown Reno from other Reno casino hotels as a destination offering entertainment for the entire family.

    Boomtown Reno offers a full service/buffet, and one combination buffet restaurant which served over 1.2 million meals in fiscal 1996, as well as a 140-seat upscale steakhouse and a 220-seat deli restaurant in the family entertainment center. Boomtown Reno's facilities also include four bars for casino and restaurant patrons. Boomtown Reno's food and beverage services and hotel accommodations are moderately priced.

    Boomtown Reno's 24-hour vehicle facilities include its truck stop, a service station and a full-service convenience store which operate 365 days-a-year. The truck stop has the capacity to pump over 10.5 million gallons of fuel annually and pumped approximately 6.2 million gallons in fiscal 1996 while servicing approximately 250,000 trucks. The Company estimates that the service station provided gasoline and related services to another 250,000 vehicles in fiscal 1996.

    Boomtown Reno's recreational vehicle park opened in August 1989, and occupancy has increased from 23% for the 1990 fiscal year to 72% in 1996. Recreational vehicle park occupancy in Reno is heavily weighted toward the summer months and averaged over 96% at Boomtown during the fourth quarter of fiscal year 1996. The Company estimates its recreational vehicle park generated nearly 100,000 visitors to its casino in fiscal 1996.

    Boomtown Reno is highly dependent on the traffic flow on Interstate 80. According to the Nevada Department of Transportation, during 1995, over 8.8 million vehicles traveled west on Interstate 80 between Boomtown and the California border. Based on statistics compiled by the State of Nevada during the Company's 1996 fiscal year, the Company believes that approximately 16% of the traffic to and from Reno stops at Boomtown Reno. Direct access is provided to Boomtown Reno from Interstate 80 by off-ramps for eastbound and westbound traffic. Customers stopping at Boomtown Reno from Interstate 80 represent a substantial majority of its customer base.

    Adverse weather conditions, particularly in the winter months, have resulted in significant declines in traffic on Interstate 80 for varying periods, which decline has adversely affected the Company's results of operations. If traffic on Interstate 80 is significantly reduced for an extended period or the off-ramps providing access to Boomtown Reno are impaired for an extended period due to poor weather conditions, road modifications and repairs or other factors, the financial performance and operations of the Company will be adversely affected. Interruptions of traffic on Interstate 80 during weekends, when the Company typically generates 50% of its weekly revenues, or in the summer months, would have a particularly harmful effect on the Company. Additionally, a decline in the Reno gaming market or loss of gaming customers traveling to Reno for any reason, including increased competition from other gaming areas or governmental regulations limiting the growth of Reno's gaming establishments, could have a material adverse effect on the Company's results of operations.

    RENO GAMING MARKET. Reno's primary visitor attraction is gaming. The greater Reno area accounts for substantially all casino gaming which occurs in Washoe County; Nevada. Reno continues to promote itself as a major entertainment destination center, and remains the third largest gaming region in the United States behind Las Vegas and Atlantic City. Reno is a popular resort area which attracts tourists from throughout the country by offering gaming as well as numerous other summer and winter recreational activities. Reno is located approximately 50 miles from Lake Tahoe, another popular recreational area. The continued popularity of Reno is evidenced in the increase in the number of visitors traveling to Reno. According to the Reno/Lake Tahoe Convention and Visitors Authority, over 4.8 million tourists visited Reno in 1995. Traffic on Interstate 80 from the west increased from
7.8 million vehicles in 1987 to 8.8 million in 1995. Air passenger service to Reno's airport has also significantly expanded in recent years. According to the Reno/Sparks Convention and Visitors Authority, the number of passengers flying into Reno increased from 1.5 million in 1989 to 2.9 million in 1995.

    Casino gaming has grown steadily in the greater Reno area over the past decade and, in 1995, gaming revenues totaled $748 million. According to statistics compiled by the State of Nevada, casino gaming revenues in Washoe County increased between fiscal 1986 and fiscal 1994, at an average annual compound growth rate of approximately 6% and is expected to grow as a result of several recent events. During 1994 the Clarion Hotel Casino opened its second hotel tower, adding 287 new rooms and additional casino areas. At a final cost of $46 million, the National Bowling

Stadium was completed and opened during the first fiscal quarter of 1995.
The facility will be the site of major bowling tournaments hosted by the American Bowling Congress and the Women's International Bowling Congress. In October 1995, Harrahs Reno completed construction of a 442 room Hampton Inn hotel tower to complement its existing hotel/casino facilities, bringing its total rooms to 1,007. In July 1995, Circus Circus and The Eldorado, through a joint venture, opened the $230 million Silver Legacy Hotel and Casino which includes 60,000 square feet of gaming space, 1,700 rooms and a variety of entertainment amenities. Additionally, other casino expansion projects have been completed including the Peppermill Hotel Casino and John Asquaga's Nugget, or are in the process of expansion including the Clarion Hotel Casino and the Sands Regency.

    COMPETITION. Boomtown Reno competes directly with casinos in the Reno downtown area for its customers. However, since a substantial percentage of Boomtown Reno customers stop at Boomtown Reno as they are driving to and from other Reno area casinos, the Company believes that Boomtown Reno's success is favorable influenced by the success of other Reno casinos. Nevertheless, the Company's Reno operations are highly dependent upon the customers coming to and from Reno to gamble, and a decline in the Reno gaming market or loss of gaming customers due to increased competition from other gaming areas could have a material diverse effect on the Company's results of operations.

    FUTURE EXPANSION. Boomtown Reno's current plans upon closing of its pending merger with Hollywood Park include an expansion to add approximately 200 additional hotel rooms, a restaurant, an entertainment lounge, 10,000 square feet of meeting space, retail space, additional parking and other amenities. The meeting space would allow Boomtown Reno to add another market segment composed of small groups, meetings and conventions. Boomtown Reno's hotel is currently capacity constrained, as occupancy is currently over 96% during the summer months and is 100% on virtually all weekends throughout the year. The Reno expansion project is expected to commence shortly following the Merger.

    Assuming completion of this expansion project, the Company will have used less than 66 of the 569 acres it owns on both sides of Interstate 80. The Company's long-term goals with respect to its Reno site is to continue phased expansion of its gaming, hotel and other entertainment facilities in order to become a major themed destination resort.

BOOMTOWN BILOXI

    Boomtown Biloxi, a Mississippi Limited Partnership (the "Mississippi Partnership"), is majority owned and controlled by Boomtown and commenced operations in July 1994 and occupies nine acres on Biloxi's historic back bay. The dockside property consists of a land based facility which houses all non-gaming operating space and a 33,000-square foot casino constructed on a 400 x 110 foot barge permanently moored to the land-based building. The Company's "old west" theme is the first of its kind in the Gulf Coast area, and management believes the casual atmosphere and western theme distinguishes Boomtown Biloxi from competing casinos in the back bay. The casino offers 1,030 slot machines, 37 table games (including blackjack, craps, roulette, Caribbean stud, tournament let-it ride, pai gow poker, poker, three card poker and royal match) and other non-gaming amenities including a full service buffet/menu service restaurant, a 120 seat deli-style restaurant, a western dance hall/cabaret and a 20,000-square foot family entertainment center. The family entertainment center, complete with a dynamic motion theater, and the western theme distinguish Boomtown Biloxi from other casinos on the Mississippi Gulf Coast as a destination offering entertainment for the entire family. Boomtown Biloxi currently employs approximately 871 employees.

    Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 and the Gulf of Mexico. Interstate 10 is the main thoroughfare connecting New Orleans Louisiana and Mobile, Alabama. According to the Mississippi Department of Transportation, over 12 million vehicles travel past the Boomtown Biloxi site on Interstate 110 each year. Auto accessibility to the site is superior when approaching from the north due to its immediate proximity to the Interstate 110 spur from Interstate 10, which provides the bulk of traffic to the Gulf Coast region. Boomtown Biloxi is constructed in the Back Bay and is the first casino visible to auto traffic traveling south on Interstate 110.

    OPERATING STRUCTURE In October 1993, prior to beginning construction on the facility, Boomtown entered into a 99-year lease with Raphael Skrmetta, which was subsequently transferred to his son Eric Skrmetta ("Skrmetta") for the site located on the back bay in Biloxi. The lease stipulates base rent based on gaming revenue with a minimum of $500,000 and a maximum of $2 million monthly, plus 5 percent of gaming revenues in excess of $25 million ("Percentage Rent"). At current revenue levels, the base rent is $2 million and is expected to remain at this maximum level. If gaming revenue exceeds $50 million dollars, the percentage rent increases to 6% of all gaming revenue over $50 million. For the first two years of the lease, Skrmetta forgave the "base rent" ($2 million per year) in exchange for a 15 percent limited partnership interest in the Partnership.

    Under the terms of the partnership agreement, quarterly distributions are made to Skrmetta in relationship to his percentage interest in Boomtown Biloxi. The distributions are based on his pro rate share of the cash flow generated by the property after deducting normal capital expenditures and total debt service.

    Each of the Company and Skrmetta (or his transferees) has an option exercisable after three years, but not later than approximately seven years, following commencement of gaming operations to exchange Skrmetta's (or his transferees') interest in the Partnership for, at Skrmetta's option, cash or a number of shares (or a combination thereof) of Boomtown's Common Stock equal to the value of the 15% interest in the Mississippi Partnership. The value of the Mississippi Partnership is equal to the difference between (A) six times the sum of (i) Partnership net income for the last completed fiscal year preceding the exchange, plus (ii) depreciation and amortization charges for such year, plus (iii) the provision for any income taxes for accounting purposes for such year, plus (iv) interest expense on long-term debt for such fiscal year, and (B) the sum of all of the Mississippi Partnership's long term debt (provided that debt in excess of $2.5 million which is incurred in connection with the acquisition of property, plant and equipment is not included until one year after the in-service date for the asset with which the debt is associated).

    Upon commencement of operations at Boomtown Biloxi, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced $11 million in return for ownership of the Biloxi barge and shell building. Also under this agreement, HFS was to receive 20% of the adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the related contract. HFS was also to provide marketing services to Boomtown Biloxi. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc. ("NGC"). Boomtown Biloxi leases the assets back from NGC under a 25 year lease with a 25 year renewal option.

    In November, 1995 Boomtown executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000 the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

    For a discussion of the terms of the transactions described above, see Boomtown's Registration Statement on Form S-4 filed with respect to the registration of Boomtown's 11 1/2% First Mortgage Notes Due 2003, filed May 4, 1994 (the "1994 Registration Statement on Form S-4").

    BILOXI AND THE MISSISSIPPI GAMING MARKET In 1990, the Mississippi Legislature passed the Mississippi Gaming Control Act, which provided for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River. As of November 30, 1996 dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi and state and local gaming taxes for gaming operations in Biloxi approximate 12% of gaming revenues, plus certain fees.

    The Mississippi Gulf Coast has a long tradition as a vacation destination. Biloxi is within a one and one-half hour drive from New Orleans and a one hour drive from Mobile, Alabama. With a local population of approximately 300,000, the Gulf Coast area draws an estimated two million visitors annually, primarily from Louisiana, Mississippi, Alabama, Florida and Georgia. Direct airline flight service is provided to Gulfport/Biloxi from Atlanta, Houston, Orlando and St. Petersburg. Excluding Louisiana, a 200-mile radius around Biloxi encompasses more than 3.3 million people with an average age of 32. A 300-mile radius, excluding Louisiana, contains more than 7.7 million people. Area activities include beaches, golf, fishing boating and water skiing.

    With the advantage of the coastal beaches, the peak season occurs during the summer months of June through August. The major factor that contributes to the strong swing in seasonality is the limited number of quality rooms on the coast. Numerous casino properties currently in existence or under construction are building hotel rooms to support the region as an entertainment destination resort.

    COMPETITION Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March of 1992 to 11 operating casinos by November 30, 1996. Boomtown Biloxi's dockside casino operation has numerous competitors, some of which have greater name recognition, and financial and marketing resources than the Company. Boomtown Biloxi also competes with Louisiana casino operators. Additional casinos are planned for the Gulf Coast and Louisiana areas, and although not all of the casinos planned are likely to be developed, the Mississippi Gulf Coast gaming environment has become increasingly competitive. The Biloxi and Gulf Coast markets are therefore experiencing market dilution and any additional casinos could dilute gaming win even further. The Company is addressing this competition issue by intensifying its marketing efforts to promote Boomtown Biloxi's western theme and family entertainment center and believes it will be able to continue to effectively compete in this market. However, there can be no assurance that such measures will be successful in addressing the intense competition in this area.

    Management believes Boomtown Biloxi's biggest obstacle to aggressively competing in the Biloxi/Gulf Coast area is its location. The property is positioned on the Back Bay of Biloxi approximately one mile north of the "strip" on coastal Highway 90. The majority of the casinos in the Biloxi, Gulfport area are located on Highway 90. The property is difficult to reach when approached from the south due to the lack of an off ramp on Interstate 110 north although, Boomtown Biloxi is working with state and local officials regarding plans and funding for such an off ramp. However, the property is the first casino visible to auto traffic when traveling south on Interstate 110.

    FUTURE EXPANSION The Company's current plan is to expand Boomtown Biloxi by adding a minimum of 200 and up to 500 hotel rooms adjacent to the casino as well as additional parking facilities.

BOOMTOWN NEW ORLEANS

    Boomtown New Orleans, a Louisiana limited partnership (the "Louisiana Partnership"), is majority owned and controlled by Boomtown and commenced operations in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from the famous French Quarter of New Orleans.
Gaming operations are conducted from a 250-foot replica of a paddlewheel riverboat offering 912 slot machines and 56 table games (including blackjack ("21"), craps, poker, roulette, pai gow poker, let-it ride and caribbean stud) in a 30,000 square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed, 88,000-square foot casino. The first floor of the building opened December 1994, and offers the patrons of the Boomtown Belle a deli-style restaurant, a 20,000-square foot family entertainment center and a western saloon/dance hall. In addition, the land-based facility provides for staging of the gaming vessel. This facility is the only one of its type in the New Orleans area and it attracts both families and adults by providing entertainment for non-gaming customers while also providing incentive for gaming customers to increase the frequency and duration of their visits. The Company believes it distinguishes itself from other casinos in the New Orleans area by its location, emphasis on the Company's old west theme and promoting its friendly, casual atmosphere. Boomtown New Orleans currently employs approximately 900 employees.

    OPERATING STRUCTURE On November 18, 1996, the Company entered into an agreement with its partner in the venture, Eric Skrmetta ("Skrmetta") in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Louisiana Partnership agreement ("Minority Purchase Agreement"). The terms set forth thereto require Boomtown to pay a down payment of $500,000 (which amount was paid) with the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.


    NEW ORLEANS AND THE LOUISIANA GAMING MARKET Riverboat gaming was legalized in Louisiana in July 1991, with the enactment of the Riverboat Economic Development and Gaming Control Act. The law currently limits the number of gaming licenses to 15 riverboat licenses of which 14 have already been granted. One land based casino is also permitted in New Orleans.

    Louisiana law requires that all riverboats be built after January 1, 1992 and be of "period" construction, at least 150 feet in length and have a 600-passenger minimum capacity. Twenty-four hour unlimited stakes gaming is permitted on the riverboats, which are required to cruise for 90 minutes every three hours. Fourteen riverboats operate in the state of Louisiana in the areas of Shreveport, Lake Charles, New Orleans and Baton Rouge. Four boats are currently operational in the New Orleans area (including the Company's riverboat). However, one of the four which is located in downtown New Orleans is scheduled to move to Shreveport in the fall of 1997.

    The annual license fee to conduct gaming activities on a riverboat in Louisiana is $50,000 for the first year of operations and $100,000 per year thereafter. An additional fee of 18.5% of net gaming proceeds is charged by the state, and local municipalities may charge a fee of up to $2.50 per passenger boarding the riverboat. In the case of the Company's riverboat, this fee was negotiated to 6% of net gaming proceeds.

    In addition to riverboat casinos, a single, large-scale land-based casino to be operated by Harrah's Jazz was approved for the City of New Orleans. A temporary facility was constructed in New Orleans, and the casino began operations in 1995. After almost seven months of operations, Harrah's Jazz filed a Chapter 11 bankruptcy on November 22, 1995, due to numerous occurrences including disappointing gaming revenues. Harrah's is currently in negotiations with the State of Louisiana and attempting to reorganize and commence operations. The land based casino may open as soon as mid-1997.

    The New Orleans metropolitan area has a local resident population of over
1.3 million people and attracts over 9 million tourists annually. The "West Bank", which is located in Jefferson Parish, and is the site of Boomtown New Orleans, has more than 250,000 local residents.

    A large majority of the Boomtown Belle customers are local residents of the West Bank. These customers are primarily blue-collar, working class and suburban/rural. Boomtown believes that these customers are attracted by the Company's value-oriented, middle market philosophy and the relaxed western atmosphere. Studies have indicated that these customers are loyal to the West Bank and do not like to travel into the downtown New Orleans urban area.

    On November 5, 1996, referenda on the continuation of riverboat gaming were held on a parish-by parish basis in each parish where riverboat gaming operations were permitted. Voters in all parishes in which riverboat gaming is currently conducted elected to continue to permit operations. In the Boomtown Belle's parish the continuation of riverboats passed overwhelmingly with a 68% approval rate.

    COMPETITION Boomtown New Orleans currently competes with other riverboat casinos in Louisiana and dockside gaming casinos in Mississippi, some of which have greater name recognition and greater financial and marketing resources than Boomtown. The Company believes that Boomtown New Orleans will face additional competition from a land-based casino in the City of New Orleans if it again becomes operational. The Company believes that its riverboat operation competes primarily on the basis of the riverboat's location and overall atmosphere. Current Louisiana gaming legislation authorizes a total of 15 riverboat casino licenses statewide, of which 14 have been granted. The Company also believes the local residents of Westbank who frequent the Boomtown Belle are loyal to the West Bank and do not like to travel into the downtown New Orleans urban area. If new casinos draw significant numbers of customers from the West Bank, however, or the Boomtown Belle's customers do travel to other casinos, customer counts and revenues of the Boomtown Belle would be adversely affected.

    FUTURE EXPANSION The Boomtown Belle's current plan is to complete an expansion of its land-based facility to include a 350 seat full service buffet and a 150 seat specialty, fine dining restaurant to complement the entertainment package offered. The Louisiana expansion project is expected to commence shortly following the Merger.

BOOMTOWN LAS VEGAS

    Boomtown Las Vegas commenced operations in May 1994 on a 56-acre site at the interchange of Blue Diamond Road and Interstate 15, the principal thoroughfare connecting Southern California to Las Vegas. The property is heavily themed as an old mining town, or reflected on the outside facade and the interior decor. Boomtown Las Vegas includes a 30,000 square foot casino with 1,100 slot machines and 25 gaming tables, 300 hotel rooms, a 460-space full service recreational vehicle park, two restaurants, an entertainment lounge and a replica of an old mine where customers can pan for real gold. Boomtown Las Vegas currently employs approximately 900 employees.

    OPERATING STRUCTURE Prior to opening, Boomtown owned a 50% interest in Blue Diamond Hotel and Casino, Inc. ("Blue Diamond"), the operating company leasing the hotel/casino facility and the land (the "Resort"), and was primarily responsible for the development and management of the Resort. In June 1994, Boomtown exercised its right to acquire the remaining 50% of Blue Diamond from Edward P. Roski, Jr. ("Roski") in exchange for 714,286 shares of Boomtown's Common Stock. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership ("IVAC"), which owns the land and building leased by Boomtown Las Vegas for the Resort.
 Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the Resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with the Indenture (as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans. In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility ("Property Lease").

    Blue Diamond further had the right to purchase the Resort from IVAC in accordance within terms of an option which expired in November 1996. On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, immediately following consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Resort (including the IVAC Loans which will be transferred to IVAC and as a result will no longer be owed to or collectible by Boomtown), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to be issued by Hollywood Park to Roski for the purchase of his Boomtown stock referred to in the following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of $1.0 million plus accrued interest and maturing on the date that is five years after the closing Exchange Date. The Second Note has an interest rate equal to the prime rate plus one-half percent (5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the closing.

    In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes. Boomtown will incur an after-tax loss of $35.7 million as a result of the Swap (which has been reflected in it's results of operations for the fiscal year ending September 30, 1996). The Swap would be effected immediately following the Merger.

    In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort prior to the Swap and Roski will be responsible for the liabilities of the Resort subsequent to the Swap. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the closing of the Swap. Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC Notes would be required to be repaid to Boomtown at such time.

    On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock"). Its market price on the date of the Swap (estimated to be $3.5 million). The purchase price of approximately $3.5 million paid for by an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the closing.

    Boomtown took a non-cash, pre-tax charge of $36.6 million related to the Swap Agreement. The charge is comprised of the write-offs of Boomtown's investment in lease of $12.7 million, an $18.9 million write-down of the related party notes receivable to $8.5 million and the write down of the remaining net assets less the liabilities assumed by Roski of $5.0 million. In the event that the actual amount of the second note is less than the $3.5 million, the Company will incur an additional loss on the loss on the sale of Blue Diamond.

    For a full discussion of the terms of the above described transactions and relationships, see Boomtown's 1994 Registration Statement on Form S-4, and Hollywood Park, Inc.'s Form S-4 dated September 18, 1996 as filed with the SEC.

CURRENT FACILITY EXPANSION ISSUES

    The Company's planned expansion at its current facilities are subject to numerous contingencies, including financial and regulatory constraints. These factors could lead to a decision by the Company not to proceed with all or a portion of the expansions for its current facilities and delay the Company's expansion plans. The Company currently plans to utilize advances from Hollywood Park upon closing of its pending merger to assist in financing the expansion projects. In the event the Merger were not to be completed, financing required for the expansion projects would be severely jeopardized. The Company has not obtained any financing for any if the proposed expansion projects, independent of the Merger, and there is no assurance that the Company would be able to obtain such financing on acceptable terms, even if the Merger is completed. In the event the Company does proceed with any expansion project, such project is subject to the Company's ability to secure all required permits as well as risks typically associated with any construction project, including possible shortages of materials or skilled labor, engineering or environmental problems, work stoppages, weather interference and unanticipated cost increases. In addition, the Company has experienced disruptions of its operations during past construction projects, and there can be no assurance that the expansion of any operating facility would not adversely affect such operating facility's performance. Once commenced, construction projects are subject to cost overruns, as the Company experienced with two of its recently completed projects. As a result of the above factors, there can be no assurance that any expansion projects will ever be commenced or completed or that any such project will be completed within the time frame or the budget contemplated by the Company.

ADDITIONAL EXPANSION OPPORTUNITIES; POTENTIAL INDIANA PROJECT

    The Company actively seeks to expand its operations into jurisdictions that have legalized casino gaming. The Company believes that the Boomtown concept, coupled with its experienced management team, provides a strong basis for expanding into other gaming jurisdictions. The Company evaluates new sites primarily on the basis of four criteria: (i) proximity to interstate highways or major thoroughfares, (ii) ease of access, (iii) proximity to major population or tourist centers and (iv) amount of space for themed casino/entertainment, parking and expansion.

STATUS OF PROPOSED GAMING PROJECTS

    In December 1995, the Company through its wholly-owned subsidiary, Boomtown Hoosier, Inc., a Nevada Corporation ("Boomtown Hoosier"), along with Hilton Gaming (Switzerland County) Corporation ("Hilton Switzerland"), formed a joint venture for the purpose of acquiring Pinnacle Gaming Development Corp., a Colorado corporation ("Pinnacle"), which has a pending application for one of two remaining riverboat gaming licenses to be awarded for operations on the Ohio River in Indiana. The application, as amended on December 27, 1995, is for a license in Switzerland County, Indiana which is located approximately 35 miles south of Cincinnati, Ohio. The Boomtown-Hilton (the "Indiana Project") is planned to include a cruising riverboat with 38,000 square feet of casino space and supporting land-based facilities that will incorporate a "western river-town" themed entertainment complex with up to 300 hotel rooms, a 700 seat multi-purpose special events room and several restaurants and retail operations. Pinnacle further owns options to lease and purchase real property in Switzerland County where the land based facilities will be constructed. The Company currently contemplates that the aggregate cost of the Indiana Project will be approximately $120 million.

    Pursuant to the terms of the agreements relating to the Indiana Project, Hilton Switzerland and Boomtown Hoosier have formed Indiana Ventures LLC, a Nevada limited liability Company (the "JV Entity") for the purpose of acquiring Pinnacle and otherwise pursuing the Indiana Project. Hilton Switzerland and Boomtown Hoosier each own 48.5% (the "Original Percentages") of the JV Entity, with the remaining interests held by a non-voting minority partner. So long as Hilton Switzerland and Boomtown Hoosier hold the Original Percentages (which is dependent upon each such party meeting its share of the capital commitments of the JV Entity), Hilton Switzerland and Boomtown Hoosier will share management control of the project. In the event the parties no longer hold the Original Percentages, the party with the larger interest will have management control of the project, with certain minority projections.

    In December 1995, Switzerland County Development Corporation, a Nevada Corporation and a wholly-owned subsidiary of JV Entity, agreed to acquire Pinnacle for an aggregate purchase price of $4,331,000, $100,000 of which has been paid, with the remainder to be paid upon the achievement of certain milestones, including Pinnacle receiving a certificate of suitability from the

Indiana Gaming Commission pursuant to its pending application, the ground breaking of the Indiana Project, and the commencement of operations. The JV Entity has the right to terminate the agreement for the purchase of Pinnacle at anytime subject to payment of certain termination fees of up to $400,000 depending upon when the termination notice is delivered. In December 1995, the JV Entity further acquired options to lease additional land in Switzerland County which would provide the site which the Company intends to utilize for construction of the land based facilities for the Indiana Project. There is no assurance that the JV Entity will receive the necessary license and other governmental approvals and environmental permits to proceed with the Indiana Project.

REGULATION AND LICENSING

NEVADA

    The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations.
The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), Washoe County and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board, Washoe County and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities".

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things; (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    The Company's subsidiaries which operate Boomtown Reno and Boomtown Las Vegas are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such , it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the operating subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and its operating subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or its operating subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the operating subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the operating subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensee positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company or its operating subsidiaries, the companies involved would have to server all relationships with such person. In addition, the Nevada Commission may require the Company or the operating subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability and questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and its operating subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the operating subsidiaries must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by either of the operating subsidiaries, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the operating subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations and its results of operations.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined, if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any persons who acquires more than 5% of Boomtown's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which requires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the joint securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Boomtown's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
 If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the operating subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of Boomtown, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the

Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger (including the Merger), consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person where by such person obtains control of the Company, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licenses as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, as payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of the Nevada Board's investigation of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

MISSISSIPPI

    The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

    The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted could have an adverse effect on the Company and the Company's Biloxi, Mississippi gaming operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of November 30, 1996, dockside gaming was permissible in nine of the fourteen eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River on in the waters lying south of the counties along the Mississippi Gulf Coast. At least one lawsuit is pending with respect to the expansion of eligible gaming sites in Mississippi Gulf Coast counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

    Boomtown is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. The Company and any subsidiary of the Company (or partnership in which the subsidiary is a partner) that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. If the Company is unable to continue to satisfy the registration requirements of the Mississippi Act, the Company and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening.

    Gaming licenses are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boomtown Biloxi's gaming license was renewed in 1996 for a two-year period expiring June 20, 1998. No person may become a shareholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission. The Company has obtained such approvals in connection with the licensing of Boomtown Biloxi.

    Certain officers and employees of Boomtown and the officers, directors and certain key employees of the Company's Mississippi Gaming Subsidiary must be found suitable or be investigated by the Mississippi Gaming Commission. The Company believes that findings of suitability with respect to such persons associated with Boomtown Biloxi have been applied for or obtained in connection with the licensing of Boomtown Biloxi. However, the Mississippi Gaming Commission in its discretion may require additional person to file applications for suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and Boomtown to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

    At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of the Company. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of Boomtown's Common Stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of the Company's Common Stock. However, the Mississippi Gaming Commission has adopted a policy that could permit certain institutional investors to beneficially own up to 10% of a public company's stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of the Company beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or its Mississippi Gaming Subsidiaries, the Company: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of the Company; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities of the Company; (iii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (iv) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (v) fails to pursue all lawful efforts to require the unsuitable person to divest himself or the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    The Company may be required to disclose to the Mississippi Gaming
Commission upon request the identities of the holders of any debt securities.
In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of securities of registered corporations to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

    The Gaming Subsidiary must maintain a current stock ledger in its principal office in Mississippi and Boomtown must maintain a current list of stockholders in the principal offices of the Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by Boomtown. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from Boomtown's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of Boomtown are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Boomtown must also render maximum assistance in determining the identity of the beneficial owners.

    The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of the Company's securities at any time. The Company has received a waiver from this legend requirement from the Mississippi Gaming Commission.

    Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make an issuance or a public offering of its securities, but may hypothecate casino facilities, if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make an issuance or public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

    Change in control of the Company through merger (including the Merger), consolidation, acquisition of assets, management or consulting agreements or any form of takeover, and certain recapitalizations and stock purchases by Boomtown, cannot occur without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Gaming Commission before the Company may make exceptional repurchases of voting securities above the current market price of its Common Stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if the Company adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of the Company.

    Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Authorities may require determinations that, among other things, there are means for the Mississippi Gaming Authorities to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The Mississippi Gaming Commission must approve any future gaming operations of the Company outside Mississippi. The Mississippi Gaming Commission has approved Boomtown's operations in Nevada and Louisiana but must approve Boomtown's operations in any other jurisdictions.

    If the Mississippi Gaming Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Gaming Subsidiary. In addition, a Mississippi Gaming Subsidiary, the Company and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company and the Mississippi Gaming Subsidiary's gaming operations and the Company's results of operations.

    License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or
(iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less pay outs to customers as winnings) and equals 4 percent of gaming receipts of $50,000 or less per month, 6 percent of gaming receipts over $50,000 and less than $134,000 per month, and 8 percent of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the partners' Mississippi income tax liability for the year paid.

    In October 1994, the Mississippi Gaming Commission adopted two new regulations. Under the first regulation, as condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile per hour winds and 15 foot tidal surge. Boomtown Biloxi believes that it currently meets this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250 room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Gaming Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boomtown Biloxi currently meets such requirements and was relicensed by the Mississippi Gaming Commission effective June 20, 1996 for an additional two-year period. In addition, Boomtown Biloxi is planning to construct and operate a hotel to satisfy this requirement; however, there can be no assurance that it will be successful in completing such a hotel or that it would be able to obtain a waiver from such requirement; however, there can be no assurance that it will be successful in completing such a hotel. It is probable that the Mississippi Gaming Commission will require further development on the casino site including hotel rooms and additional parking prior to Boomtown Biloxi being relicensed in June 1998.

    The sale of food or alcoholic beverages at the Boomtown Biloxi property is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of Boomtown and Boomtown Biloxi must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with Boomtown Biloxi's liquor permits. Changes in licenses positions must be approved by the ABC.

LOUISIANA

    The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

    The laws and regulations of Louisiana seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through fees; and (vi) ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

    The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following: (i) gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat, (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

    No person may receive any percentage of the profits from the Partnership without first being found suitable. In March 1994, the Partnership, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (viii) the applicant is of good moral character.

    The Board may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or plead NOLO CONTENDERE to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; if any holder of 5% or more in the profits and losses of the applicant has been convicted of or plead guilty or NOLO CONTENDERE to an offense, which at the time of conviction is punishable as a felony.

    The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to Board approval. A security issued by a holder of a license must generally disclose these restrictions.

    A licensee (the Partnership) must periodically report the following information to the Board, which is not confidential and is to be available for public inspection; the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

    The Board has adopted rules governing the method for approval of the area of operations, the rules and odds of authorized games and devices permitted, and prescribe grounds and procedures for the revocation, limitation or suspension of licenses and permits.

    On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licenses land-based gaming in Orleans Parish. The applicable local election took place on November 5, 1996, and the voters in the parish of the Partnership voted to continue licenses riverboat and video poker gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future local elections on gaming.

EMPLOYEES

    As of December 1, 1996, the Company had a total of 4,102 employees, of whom 1,132 were in gaming operations, 120 were in hotel operations, 922 were in food and beverage, 22 were in vehicle services, 73 were in the family entertainment centers and 1,833 were employed in other operations. The Company does not directly employ the captains, crew and maintenance personnel who operate and maintain the Boomtown Belle Riverboat. None of the Company's employees are represented by a labor union. Management considers its labor relations to be good.

ITEM 2.  PROPERTIES

    Boomtown Reno owns 569 acres of land at the Boomtown Reno location. The Company also owns all of the facilities located at Boomtown Reno, including the casino, hotel, fun center, truck stop and recreational vehicle park. Current operations are located on approximately 61 acres. Of the remaining acreage, approximately 60 acres are zoned commercial and 444 acres are noncommercial. Boomtown Reno also owns the related water rights. In addition, Boomtown Reno maintains and operates its own sewer treatment facility at the site.

    The Boomtown Reno operating facility includes 40,000 square feet of casino space and a 35,000 square foot family entertainment center. Additionally, the property includes a 16-acre truck stop with approximately 200 parking spaces, a 203-space, full-service recreational park, a service station, a mini mart and other related amenities. See "Boomtown Reno" for further description of the Reno property.

    The Company leases all buildings and ground at its Boomtown Las Vegas property site. On June 30, 1993, Blue Diamond entered into a lease with IVAC, a California general partnership, for the Boomtown Las Vegas building and related land of 56 acres. The lease is for an initial terms of five years with renewal options in certain very limited circumstances. Subject to the terms of the lease, Blue Diamond has an option to acquire the leased property for a six-month period, commencing May 20, 1996. Boomtown and IVAC, among other parties, have entered into the Swap Agreement to effect the Blue Diamond Swap, pursuant to which the lease would terminate and Boomtown would exchange its entire interest in the Boomtown Las Vegas resort for certain promissory notes and an assumption of certain liabilities by IVAC. See "Boomtown Las Vegas" for a further description of the Las Vegas Property.

    During November 1993, the Mississippi Partnership entered into a 99-year lease of an 8.9 acre site in Biloxi, Mississippi. This land is being used to operate the land-based amenities and parking for its dockside casino at Boomtown Biloxi. The Mississippi Partnership has also entered into several leases from 10 to 25 years on additional land being used for additional parking. Upon commencement of operations on July 18, 1994, the Partnership sold its casino barge and building to Hospitality Franchise Systems, Inc. ("HFS") for $11 million and immediately leased them back for 25 years for a rental amount based on adjusted earnings before interest, taxes, depreciation and amortization, as defined in the relevant contract. HFS subsequently transferred the contract to National Gaming Corporation, Inc. ("NGC"). All land-based facilities, including restaurants, bars, fun center, and entertainment facility are owned by Boomtown Biloxi. Boomtown Biloxi also leases submerged tidelands at the casino site from the State of Mississippi. The term of the lease is ten years with a five-year option to renew. Annual rent is set forth in the lease.

    In November, 1995 Boomtown executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid in. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

    In November 1993, the Partnership completed the purchase of approximately 50 acres located in Jefferson Parish, 10 miles from downtown New Orleans, Louisiana, for approximately $3 million. This property is used for land-based amenities related to its riverboat casino at Boomtown New Orleans.
 At this property, Boomtown New Orleans owns all facilities, including the riverboat restaurants, bars, fun center and entertainment facility. See "ITEM 1. Business" for further discussion of the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, Boomtown is engaged in legal proceedings in the course of its business, including the following matters:

    In September 1995, Boomtown was named a defendant in a class action suit in the United States District Court in New Jersey in which the plaintiffs have alleged that numerous companies operating casinos in the United States have conspired to exclude card counters from their establishments. (Hyland v. Griffin Investigations, et al). A class has not yet been certified in the action. Boomtown disputes the claims made in this matter and intends to contest them vigorously. Motions to dismiss are in the process of being filed by Boomtown and other defendants.

    A demand for arbitration was filed by Eric Skrmetta, a limited partner, with the American Arbitration Association, alleging that Boomtown breached the Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a less than anticipated distribution to Mr. Skrmetta. On November 18, 1996, the Company entered into settlement agreement with Mr. Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Louisiana Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 with the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In November 1996, the Company's shareholders voted to approve and adopt the Agreement and Plan of Merger dated April 23, 1996 (the "Merger Agreement"), among Boomtown, Hollywood Park, Inc., a Delaware Corporation ("Hollywood Park"), and Hollywood Park Acquisition, Inc., a wholly-owned subsidiary of Hollywood Park ("Sub"), pursuant to which Boomtown will merge with Sub and become a wholly-owned subsidiary of Hollywood Park.

    Votes For:          6,424,286
    Votes Against:        161,425
    Votes Abstaining:      24,125
    Broker Non-votes:          --

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Pursuant to the Company's initial public offering, the Common Stock commenced trading on October 23, 1992. The initial public offering price was $10.00 per share. The Common Stock is quoted on NASDAQ National Market under the symbol "BMTN". The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock as reported by NASDAQ.

                                             HIGH      LOW
                                           -------    -------
FISCAL YEAR ENDING SEPTEMBER 30, 1994
    First Quarter                           23 3/4    14 1/2

    Second Quarter                          21 1/4    14 1/4
    Third Quarter                           19 1/2    13
    Fourth Quarter                          20 1/4    12 1/2
FISCAL YEAR ENDING SEPTEMBER 30, 1995
    First Quarter                           16 3/4    12 1/4
    Second Quarter                          16 1/2    10 5/8
    Third Quarter                           13 3/4    10 1/2
    Fourth Quarter                          12 3/8     9

FISCAL YEAR ENDING SEPTEMBER 30, 1996
    First Quarter                           11 3/4     5
    Second Quarter                           7 1/8     5 3/8
    Third Quarter                            6 5/8     4 5/8
    Fourth Quarter                           5 1/4     4 1/8
FISCAL YEAR ENDING SEPTEMBER 30, 1997
    First Quarter                            8 1/2     4 1/4


    As of December 27, 1996, there were approximately 543 holders of record of Boomtown's Common Stock. The Company's transfer agent estimates that there are approximately 6,000 stockholders, in total.

    No dividends have been paid on the Company's Common Stock in the past and the Company anticipates that for the foreseeable future all earnings, if any, will be retained for the operation and expansion of its business. Under an Indenture entered into by the Company on November 10, 1993, the Company's ability to pay cash dividends and other payments is subject to certain restrictions as set forth therein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Debt Offering".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (Table in thousands, except per share data)

    The following selected consolidated financial data as of and for each of the fiscal years ended September 30, 1992, 1993, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements and the related notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

                                                                          YEARS ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------------------
                                                       1992           1993           1994           1995            1996
                                                    --------        --------        --------        --------       --------
    Net revenues:
         Gaming                                    $  42,009        $ 42,416        $ 76,326        $189,306       $188,368
         Non-gaming                                   13,714          16,231          27,049          42,461         47,674
                                                    --------        --------        --------        --------       --------
                                                      55,723          58,647         103,375         231,767        236,042

    Operating expenses:
         Gaming                                       17,782          18,373          31,230(1)       79,044         80,196
         Non-gaming                                   10,425          11,891          23,438(1)       34,110         39,269
         Marketing, general and administrative        13,412          15,949          33,284(2)       94,890         93,057
         Pre-opening expenses                             --              --          15,787              --             --
         Discontinued projects/future development         --              --              --           6,054          1,603
         Depreciation and amortization                 3,528           3,839           5,891          10,422         10,618
         Loss on sale of Blue Diamond                     --              --              --              --         36,563
         Compensation charge for SAR
           and stock option plans (2)                  2,783              --              --              --             --
         Non-recurring charge for environmental
           remediation (3)                               425              --              --              --             --
                                                    --------        --------        --------        --------       --------
                                                      48,355          50,052         109,630         224,520        261,306
                                                    --------        --------        --------        --------       --------
Income (loss) from operations                          7,368           8,595          (6,255)          7,247        (25,264)
Interest expense, net of capitalized interest         (3,368)         (1,033)         (5,631)        (13,434)      ( 13,838)
Interest and other income                                130             426           2,624           3,081          4,193
Loss on marketable securities                             --              --          (1,691)             --
                                                    --------        --------        --------        --------       --------
Income (loss) before minority interest,
 income taxes and extraordinary loss                   4,130           7,988         (10,953)         (3,106)       (34,909)
Minority interest                                         --              --             351           1,105            645
Income (loss) before income taxes
  and extraordinary loss                               4,130           7,988         (10,602)         (2,001)       (34,264)
Provision (benefit) for income taxes                   1,669           3,036          (2,779)            876            794
                                                    --------        --------        --------        --------       --------
Income (loss) before extraordinary loss                2,461           4,952          (7,823)         (2,877)        35,058
Extraordinary loss-early extinguishment
  of debt, net of tax (4)                                 --            (370)           (229)             --             --
                                                    --------        --------        --------        --------       --------
Net income (loss)                                  $   2,461        $  4,582       ($  8,052)      ($  2,877)     ($ 35,058)
                                                    --------        --------        --------        --------       --------
                                                    --------        --------        --------        --------       --------
Income (loss) before extraordinary loss
  applicable to common stock (5)                   $   2,261        $  4,902       ($  7,823)      ($  2,877)     ($ 35,058)
                                                    --------        --------        --------        --------       --------
                                                    --------        --------        --------        --------       --------
Income (loss) before extraordinary loss
  per share of common stock                        $    0.61        $   0.65       ($   0.90)      ($   0.31)     ($   3.79)
Extraordinary loss per share                       $      --       ($   0.05)      ($   0.03)       $     --       $    --
                                                    --------        --------        --------        --------       --------
Net income (loss) per share of common stock        $    0.61        $   0.60       ($   0.93)      ($   0.31)     ($   3.79)
                                                    --------        --------        --------        --------       --------
                                                    --------        --------        --------        --------       --------
Weighted average shares outstanding                    3,708           7,503           8,690           9,228          9,248
                                                    --------        --------        --------        --------       --------
                                                    --------        --------        --------        --------       --------

                                      29


                                                                               SEPTEMBER 30,
                                                    -----------------------------------------------------------------------
                                                      1992            1993            1994            1995           1996
                                                    --------        --------        --------        --------       --------
Consolidated Balance Sheet Data:

         Cash and cash equivalents                  $  5,026        $ 17,593        $ 11,391        $ 20,775       $ 23,101
         Total assets                               $ 55,916        $108,616        $238,467        $239,198       $205,988
         Short-term debt (including
           current maturities of long-term debt)    $    669        $      9        $  2,195        $  2,948       $  5,032
         Long-term debt                             $ 31,973        $     --        $105,140        $106,547       $103,729
         Redeemable preferred stock                 $  2,000        $     --        $     --        $     --       $     --
         Stockholders equity                        $ 13,311        $101,035        $108,018        $105,245       $ 70,387


----------

1) Certain amounts for general and administrative expenses have been reclassified to non-casino expenses from amounts reported on the Company's Form 10-K at 9/30/94.

2) The compensation charge for SAR and stock option plans included (i) expenses relating to increases in the value of SARs to the holders and
    (ii) for fiscal 1992, a non-recurring expense of $2.2 million relating to accelerated vesting and exercisability provisions of the SARs and outstanding stock options. Upon the closing of the Company's initial public offering in October 1992, all SARs converted to stock options.

3) The Company recognized in the third quarter of fiscal 1992 a non-recurring charge of $425,000 or the estimated full cost of remediation for hydrocarbons on its property.

4)  The Company recognized an extraordinary non-cash charge of $370,000 (net of tax) and $229,000 (net of tax) for the write-off of unamortized loan fees in connection with the early repayment of a $15 million subordinated term loan immediately following the October 1992 initial public offering, and the early repayment of a $15 million senior note during April 1993 with proceeds from the Company's reducing revolving credit facility and the cancellation of a credit facility as a result of the placement of $103.5 million First Mortgage Notes in November 1993.

5) Income before extraordinary loss applicable to common stock is less than income before extraordinary loss for fiscal years 1991, 1992, and 1993 due to a $50,000 quarterly dividend which was paid on outstanding Preferred Stock through the date of redemption of the Preferred Stock in October 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Boomtown's revenues consist primarily of gaming revenues from slot and video poker machines ("slot machines"), table games and keno as well as non-gaming revenues generated from the properties' family entertainment centers, food and beverage sales, hotel room sales and Boomtown's recreational vehicle parks. Gaming operations have historically contributed a significant portion of Boomtown's total revenues and substantially all of its income from operations. In fiscal 1996, gaming operations contributed approximately 80% of Boomtown's total revenues. The gaming revenue from slot machines is the primary component of Boomtown's gaming operations, providing approximately 80% of Boomtown's gaming revenues. Boomtown's non-gaming operations are designed primarily to enhance the gaming revenues and operating profits of its gaming operations and contribute a relatively small percentage of Boomtown's income from operations after deducting promotional allowances and operating costs.

    The discussion and analysis set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS


                                                              Years Ended September 30,
                                                           -------------------------------
                                                            1994        1995        1996
                                                           -------     -------     -------
    Revenues:
     Gaming                                                  73.8%       81.7%       79.8%
     Non-gaming                                              26.2        18.3        20.2
                                                           -------     -------     -------
                                                            100.0       100.0       100.0

    Operating expenses:
     Gaming                                                  30.2        34.1        34.0
     Non-gaming                                              22.7        14.7        16.6
     Marketing, general & administrative                     32.2        41.0        39.4
     Pre-opening expenses                                    15.3          --          --
     Loss on sale of Blue Diamond                              --          --        15.5
     Discontinued projects/future development                  --         2.6          .7
     Depreciation and amortization                            5.7         4.5         4.5
                                                           -------     -------     -------
                                                            106.1        96.9       110.7

     Loss from operations                                    (6.1)        3.1       (10.7)
     Interest expense, net of capitalized interest           (5.4)       (5.8)       (5.9)
     Interest Income                                          2.5         1.3         1.8
     Loss in marketable securities                           (1.6)         --          --
     Loss before minority interest,
      income taxes and extraordinary loss                   (10.6)       (1.4)      (14.8)
     Minority interest                                        0.3          .5          .3
                                                           -------     -------     -------

     Loss before income taxes
      and extraordinary loss                                (10.3)        (.9)      (14.5)
     Provision (benefit) for income taxes                    (2.7)         .4          .3
                                                           -------     -------     -------
     Loss before extraordinary loss                          (7.6)       (1.3)      (14.8)

     Extraordinary loss-early extinguishment
      of debt, net of tax                                    (0.2)         --          --
                                                           -------     -------     -------

     Net loss                                                (7.8)%      (1.3)%     (14.8)%
                                                           -------     -------     -------
                                                           -------     -------     -------


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    During the year ended September 30, 1996 total revenues were $236.0 million compared to $231.8 million in the prior year. The improvement in revenues resulted from higher gaming revenues at the Company's Reno, Nevada and Biloxi, Mississippi casinos, offset by lower gaming revenues at its Las Vegas, Nevada and New Orleans, Louisiana gaming properties. Gaming revenues primarily consist of gaming revenues from slot machines, table games and keno. Reno revenues grew 5.2% over the prior year period primarily as a result of higher traffic volume on Interstate 80, where the casino receives the majority of its customer volume. Boomtown Biloxi's revenues have improved due to expansion of the gaming market in the Gulf Coast region combined with higher marketing and promotional efforts at the Boomtown property. Biloxi revenues were up 10.0% over the prior year. Gaming revenues at the Company's Las Vegas property continued to be less than expected and lower than the prior year resulting from increased competition with other casino operators for the local customer market in the Las Vegas area. In New Orleans revenues were negatively affected by additional cruising of its riverboat casino as mandated by law.

    Non-gaming revenues primarily consist of revenues generated from food and beverage, hotel, recreational vehicle park, family entertainment center, truckstop, service station, mini-mart and other. Non-gaming revenues for the years ended September 30, 1996 and 1995 were $47.7 million and $42.5 million respectively. Non-gaming revenues are generated from the Company's family entertainment centers, truckstop, food and beverage sales, cabaret show, hotel room sales, recreational vehicle park and other entertainment amenities. The increases in non-gaming revenues were recorded at all four of the Boomtown casinos, with the majority of the consolidated improvement due to higher fuel sales at the Reno truckstop as well as the expansion of the cabaret show at the New Orleans casino property.

    The consolidated gaming margin percentage was 57.4% for fiscal 1996, compared to 58.2% in the prior year. The decline is primarily a result of a change in the calculation of gaming taxes at Boomtown New Orleans resulting in the taxes being reclassified and charged as a gaming expense in the
current year period.   During the prior year, the taxes were calculated based
on a flat charge per admission and recorded as general and administrative expenses. Additionally, the Company's consolidated gaming margin was negatively affected by gaming leases entered into in April 1995 resulting in higher gaming equipment lease expense during the period. The decline in the consolidated gaming margin was offset by improvements from Boomtown Biloxi resulting from the discontinuance of the property's Fun Flight program in October 1995.

    Marketing, general and administrative expenses primarily consist of advertising and promotional costs, salaries and wages and related benefits, non-gaming taxes and licenses, professional fees and other overhead expenses.

    Marketing expenses were $22.4 million and $19.6 million for years ended September 30, 1996 and 1995 respectively, 14.3% increase over the prior year. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, promotional events, the Company's bus tour and Fun Flight programs and other marketing expenses. The increase in marketing expenses during fiscal 1996 resulted from additional advertising in Biloxi and Las Vegas in order to promote the Boomtown brand and compete with the local customer market in those areas. Higher promotional events and player's club redemption costs at all Boomtown casinos also contributed to the increase.

    General and administrative ("G&A") expenses were $70.6 million for the year ended September 30, 1996, a 6.2% decline from the $75.3 million recorded during the prior year. G&A expenses were less at the Company's Las Vegas and New Orleans properties offset by higher expenses in Biloxi. The reduction at Boomtown New Orleans primarily resulted from a reclassification of gaming taxes from G&A to gaming operating expenses during the current year. Lower expenses at Boomtown Las Vegas resulted from a reduction of overhead costs in most casino departments due to cost control efforts. The increase in Boomtown Biloxi's G&A expenses was attributable to higher property rent and building and grounds maintenance associated with the aging of the building and barge. The Company continues to concentrate on aggressive cost reduction programs for all of its properties.

    During the year ended September 30, 1996 the Company incurred charges of approximately $1.1 million related to its pending merger with Hollywood Park, as well as $500,000 associated with its license application in the state of Indiana.

    Depreciation and amortization expense rose 1.8% to $10.6 million for year ended September 30, 1996, resulting from depreciation on property and equipment purchases at Boomtown properties during 1996. Additionally, the increase is partially attributable to the restructuring of certain operating leases to capital leases at the Company's Biloxi and New Orleans properties, capitalizing the equipment and depreciating the costs over the remaining estimated useful lives.

    During the year ended September 30, 1996, the Company took a non-cash charge of $36.6 million related to an agreement between the Company, the owner and lessor ("Roski") of the Boomtown Las Vegas property ("Resort") and Hollywood Park ("Swap Agreement") which would effectively provide for an early termination of the existing property lease between Boomtown and IVAC (a California general partnership owned by Roski). The agreement provides that upon consummation of the Company's proposed merger with Hollywood Park, Boomtown would transfer its entire interest in the Resort to Roski in exchange for certain assets and assumption by Roski, IVAC or an affiliate of certain liabilities and termination of the lease. The charge included the write-off of the Company's investment in lease of $12.7 million, a $18.9 million write-down of the related party notes receivable to $8.5 million, and the write-off of the remaining net assets less the liabilities assumed by Roski of $5.0 million (approximate value at June 30, 1996). The after-tax loss amounted to $35.7 million, or $3.86 per share. Consummation of the Swap is subject to obtaining all necessary governmental approvals, including gaming approval. In addition the Company intends to solicit the consent of the holders of a majority amount of the principal amount of the Notes to effect the Swap Agreement.

    The recorded provision for income taxes for the year ended September 30, 1996, does not reflect the anticipated benefit from the write-off associated with the Swap Agreement. The write-off of the $12.7 million investment in lease is not deductible for income tax purposes. In addition, the remaining income tax benefit arising from the Swap Agreement has been offset by a valuation allowance because of the uncertainty regarding the future realization of the related deferred tax asset.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    Gaming revenues as a percent of total revenues increased from 73.8% to 81.7% from fiscal 1994 to fiscal 1995. This was due to the opening of the three new gaming properties, particularly Boomtown Biloxi and Boomtown New Orleans. Boomtown Biloxi and Boomtown New Orleans' gaming revenues provide approximately 90% and 97% of each Partnership's total revenue, respectively. Gaming revenues increased 148% or $113 million, primarily due to the opening of the three new gaming properties in the third and fourth quarters of fiscal 1994. Boomtown Reno's gaming revenue decreased 3% from $43.8 million to $42.6 million due to severe winter weather conditions in the first two fiscal quarters. The new properties, Boomtown Las Vegas, Biloxi and

New Orleans contributed $32.9 million, $41.7 million and $72.2 million, respectively, to gaming revenues.

    Non-gaming revenues increased $15.4 million from $26.7 million to $42.0 million. The increases were primarily related to the opening of the new gaming properties. Boomtown Biloxi contributed an increase of $1.9 million and $1.6 million from its food and beverage operation and its family entertainment center, respectively in addition to other income of $223,000; Boomtown New Orleans contributed increases of $789,000 and $548,000 from its family entertainment center, its food and beverage operation and the cabaret, respectively, in addition to other income of $374,000; and Boomtown Las Vegas contributed increases of $4.9 million, $2.2 million and $1.2 million from its food and beverage, hotel operations and recreational vehicle park, respectively, in addition to other income of $581,000. Boomtown Reno's non-gaming revenues increased by $717,000 of which $314,000 was due to the opening of a steakhouse in May 1994. The remainder of the increases at Boomtown Reno were related to the family entertainment center, hotel, recreational vehicle park and entry fees for gaming and golf tournaments.

    Gaming operating expenses increased $47.8 million or 153% from fiscal 1994 to fiscal 1995 and as a percent of revenues from 30.2% to 34.1%. Gaming operating expenses as a percent of total revenues were 29.6%, 31.9%, 41.9% and 34.5% at Reno, Las Vegas, Biloxi and New Orleans, respectively. Except for Biloxi, the variance is due primarily to the difference in gaming tax rates. Biloxi's variance is primarily due to the addition of the FunFlight program in fiscal 1995 which had operating expenses of $3.1 million and revenues of $1.4 million. In addition, an increase of $5.4 million was related to gaming equipment lease expenses due to the sale and leaseback of certain furniture, fixtures and equipment at the various properties that occurred during the end of the 1994 fiscal year and at the beginning of the 1995 fiscal year.

    Non-gaming operating expenses consist of costs incurred for food and beverage, hotel, recreational vehicle park, family entertainment center, truckstop, service station, mini-mart and other. Non-gaming operating expenses increased $10.7 million. The increases were primarily related to the opening of the three new gaming properties in fiscal 1994.

    Marketing, general and administrative expenses increased from $33.3 million in fiscal 1994 to $94.9 million in fiscal 1995, an increase of $61.6 million. This increase was primarily due to the opening of the three new gaming properties ($59.9 million) in fiscal 1994. The remainder of the increase is due to the addition of the player's slot club and promotions related to bus tour programs at Boomtown Reno.

    Discontinued projects primarily consists of write-offs and accruals for development costs associated with the Company's research and pursuit into various gaming jurisdictions for the purpose of applying for gaming licenses. Significant write-offs in the third quarter included development costs related to the following projects; Lawrenceburg, Indiana (approximately $4.3 million), the state of Missouri ($727,000), the state of Iowa ($335,000) and other miscellaneous projects ($220,000). In addition, the Company terminated a merger and related agreements with National Gaming Corporation, Inc., (the "Merger") in April 1995. As a result, the Company wrote-off $450,000 of accumulated expenses related to the transaction.

    Income from operations improved from a loss from operations of $6.3 million in fiscal 1994 to income from operations of $7.2 million in fiscal 1995, for the reasons set forth above.

    Interest expense, net of capitalized interest increased by $7.8 million. This was due to a decrease in capitalized interest of $5.2 million offset by an increase in interest expense of $2.6 million. Capitalized interest was significantly higher in the prior fiscal year due to the construction of Boomtown Biloxi, Boomtown Las Vegas and Boomtown New Orleans. Interest expense is higher for fiscal 1995 compared to fiscal 1994 primarily due to the additions of $3.1 million of long-term debt during the end of the fourth quarter of fiscal 1994 and additions of $5.9 million in the second quarter of fiscal 1995. The weighted average long-term debt outstanding and the related interest rate for the year ended September 30, 1995 was $111.9 million and 11.7%, respectively. Loss on marketable securities was $1.7 million in fiscal 1994. This loss was due to a decline in the market value of investments in two short-term government bond funds purchased for approximately $50.0 million.

    The minority partners' share of operations of the consolidated partnership of Mississippi-I Gaming, L.P. and Louisiana-I Gaming, L.P. are reported as "minority interest". The $1.1 million of loss related to minority interests in fiscal 1995 is comprised of $2.0 million loss related to Mississippi-I Gaming, L.P. offset by $9 million of income related to Louisiana-I Gaming, L.P. The $351,000 of minority interest in fiscal 1994 is related primarily to the minority interest in Mississippi-I Gaming, L.P.

    The Company has a state income tax provision of $1.1 million related to net income generated from Boomtown New Orleans and a federal income tax benefit of approximately $300,000. The Company's federal income tax benefit (effective rate of 15%) is lower than the federal statutory rate due to amortization of goodwill and an increase in nondeductible items as a result of a change in deductibility of meals and entertainment from 80% to 50%. At September 30, 1995, the Company had deferred tax assets and deferred tax liabilities of approximately $7.1 million and $8.2 million, respectively. The Company believes that the future benefits from the deferred tax assets will be realized in full.

    As a result of the factors discussed above, the net loss decreased $5.2 million from a loss of $8.1 million in fiscal 1994 to a loss of $2.9 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity at September 30, 1996 was cash and cash equivalents of approximately $23.1 million, which increased from $20.8 million at September 30, 1995. Boomtown generated net cash from operating activities of $11.4 million in fiscal 1996. The net cash provided from operating activities during fiscal year were derived from a net loss of $35.1 million primarily related to the non-cash write-off of Blue Diamond of $36.5 million, net decrease in accounts payable, accrued liabilities and accrued compensation of $219,000 a decrease in prepaid expenses of $208,000, depreciation expense of $10.6 million and other sources of $2.2 million, net. Additionally, the Company paid $2.5 million to the lessor of the Boomtown Biloxi barge as a pre-payment of the property lease. Under the agreement, Boomtown returned the $2.4 million to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000, Boomtown secured an option to buy the barge back from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid back. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

    The net uses of cash in investing activities in fiscal 1996 totaled $5.5 million. Cash used for capital expenditures totaled $5.7 million and was principally used for the purchase of equipment. Sources of cash included proceeds from the sale of furniture, fixtures and equipment of $215,000.

    Net uses of cash flow from financing activities totaled $3.5 million and consisted of proceeds from additions to long-term debt of $377,000. Uses for financing activities consisted of principal payments on long-term debt of $3.9 million.

    At September 30, 1996, the Company's debt included $103.5 million principal amount of 11.5% First Mortgage Notes Due 2003. Interest on the notes is payable semiannually in arrears each May 1 and November 1. The Company also has five notes payable in the aggregate amount of $5.0 million. Three of the notes totaling $1.3 million are secured by equipment, furniture, and fixtures, bear interest at 11.5% and mature in September 1997. The fourth note, with a balance of $3.2 million at September 30, 1996, is secured by the gaming vessel in Harvey, Louisiana, bears interest at 13.0% and matures January 1999. The fifth note, with a balance of $448,000 at September 30, 1996, is secured by gaming equipment, bears interest at 12.25% and matures December 1997. In addition, the Company also has five capital lease obligations for equipment with a balance of $2.7 million at September 30, 1996.

    The Company believes that its current available cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's working capital and normal recurring expenditures through the end of fiscal 1997.

    The statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements, the sufficiency of its resources and, any expectation that the Swap would be consummated are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the company may be adversely affected as a result of a number of factors, including without limitation, seasonally (historically, the Company's operating results have been strongest in the summer months, and weakest in the winter months), weather conditions (severe winter storms have in the past had a significant adverse effect on the company's operating results), the general level of demand for gaming and entertainment facilities, competition in the gaming industry and uncertainties in general and economic, regulatory and political conditions effecting the gaming industry, difficulties in integrating business of the Company and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park and failure to satisfy any conditions of the Swap. Any of the above factors, among others, could cause the company's operating results to be weaker than expected, and could cause the company's cash requirements to differ materially from the Company's current estimates.

QUARTERLY RESULTS (TABLE IN THOUSANDS)

The following table sets forth unaudited data regarding operations for each quarter of fiscal 1995 and 1996. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                  Year Ended September 30, 1995
                                      ------------------------------------------------------
                                        First         Second          Third         Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                      ---------      ---------      ---------      ---------
Net revenues:
 Gaming                                $44,776        $46,374        $48,682        $49,474
 Non-gaming                              9,390          9,216         11,263         12,592
                                       -------        -------        -------        -------
                                        54,166         55,590         59,945         62,066
Expenses:
 Gaming                                 17,934(1)      18,277(1)      17,875(1)      19,148

                                                  Year Ended September 30, 1996
                                      -------------------------------------------------------
                                        First         Second          Third         Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                      ---------      ---------      ---------      ----------
Net revenues:
 Gaming                                $44,993        $46,376        $47,981        $49,018
 Non-gaming                             10,627         10,517         12,863         13,667
                                       -------        -------        -------        -------
                                        55,620         56,893         60,844         62,685
Expenses:
 Gaming                                 19,656         20,118         19,875         20,547




                                                  Year Ended September 30, 1995
                                      ------------------------------------------------------
                                        First         Second          Third         Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                      ---------      ---------      ---------      ---------
 Non-gaming                              7,541          7,463          8,847         10,259
 Marketing, general and
  administrative                        23,492(1)      23,709(1)      25,524(1)      27,975
 Discontinued projects/future
  development                               --            334          5,720             --
 Depreciation and
  amortization                           2,541          2,595          2,500          2,786
 Loss on sale of
  Blue Diamond                              --             --             --             --
                                       -------        -------        -------        -------
                                        51,508         52,378         60,466         60,168
                                       -------        -------        -------        -------
 Income (loss) from
  operations                             2,658          3,212           (521)         1,898
 Interest expense                       (2,808)        (3,518)        (3,479)        (3,629)
 Interest and other income                 515            961            796            809
 Income (loss) before minority
  interest, income taxes
  and extraordinary loss                   365            655         (3,204)          (922)
 Minority interest                          45             24             43            993
                                       -------        -------        -------        -------
 Income (loss) before
  income taxes and
  extraordinary                            410            679         (3,161)            71
 Provision (benefit) for
  income taxes                             174            278         (1,312)         1,736
                                       -------        -------        -------        -------
 Net income (loss)                     $   236        $   401       ($ 1,849)      ($ 1,665)
                                       -------        -------        -------        -------
                                       -------        -------        -------        -------


                                                  Year Ended September 30, 1996
                                      -------------------------------------------------------
                                        First         Second          Third         Fourth
                                       Quarter        Quarter        Quarter        Quarter
                                      ---------      ---------      ---------      ----------
Net revenues:
 Gaming                                $44,993        $46,376        $47,981        $49,018
 Non-gaming                             10,627         10,517         12,863         13,667
                                       -------        -------        -------        -------
                                        55,620         56,893         60,844         62,685
Expenses:
 Gaming                                 19,656         20,118         19,875         20,547
 Non-gaming                              8,879          8,344         10,816         11,230
 Marketing, general and
  administrative                        23,037         23,230         23,200         23,590
 Discontinued projects/future
  development                               --             --            761            842
 Depreciation and
  amortization                           2,557          2,742          2,837          2,482
 Loss on sale of
  Blue Diamond                              --             --         36,563             --
                                       -------        -------        -------        -------
                                        54,129         54,434         94,052         58,691
                                       -------        -------        -------        -------
                                       -------        -------        -------        -------
 Income (loss) from
  operations                             1,491          2,459        (33,208)         3,994
 Interest expense                       (3,341)        (3,492)        (3,529)        (3,476)
 Interest and other income                 765            859          1,785            784
 Income (loss) before minority
  interest, income taxes
  and extraordinary loss                (1,085)          (174)       (34,952)         1,302
 Minority interest                         385            240            253           (233)
                                       -------        -------        -------        -------
 Income (loss) before
  income taxes and
  extraordinary                           (700)            66        (34,699)         1,069
 Provision (benefit) for
  income taxes                            (343)            18            276            843
                                       -------        -------        -------        -------
 Net income (loss)                    ($   357)       $    48       ($34,975)      $    226
                                       -------        -------        -------        -------
                                       -------        -------        -------        -------


----------------------------------------------

(1) Gaming equipment lease expense has been reclassified from marketing, general and administrative to gaming expenses.

DEBT OFFERING

    (Note: Unless otherwise defined herein, capitalized terms used in this section have the meanings set fourth in the Indenture entered into in connection with the Company's debt offering described below (the
"Indenture").  The Indenture is incorporated by reference to this Report as
Exhibit 10.36 hereto).

    In November 1993 the Company closed the issuance and sale of an aggregate of $103.5 million principal amount of 11 1/2% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,500 shares of the Company's Common Stock (the "Warrants"). The Notes and Warrants were sold in units in a private placement to certain qualified institutional buyers. Interest on the Notes is payable semiannually in arrears on each May 1 and November 1 commencing May 1, 1994.

    As more fully explained in the Indenture, the Notes will be redeemable at the option of the Company, in whole or in part, on or after November 1, 1998, initially at a premium to par and decreasing to par with each anniversary date until maturity, plus accrued and unpaid interest, if any, to the date of redemption. Also, prior to November 1, 1998, the Company may redeem Notes with the net proceeds from any offering of capital stock of the Company subject to certain exceptions at the redemption prices set forth in the Indenture, provided at least 75% in aggregate principal amount of the Notes originally issued must remain outstanding immediately after such redemption. Upon a Change of Control of the Company, each holder of Notes will have the right to require the Company to repurchase any or all outstanding Notes owed by such holder at 101% of the principal amount hereof, plus accrued and unpaid interest to the repurchase date.

    The Notes are unconditionally guaranteed by the operating subsidiary of Boomtown Reno, by similar guaranties of the operating subsidiaries of Boomtown Biloxi, Boomtown New Orleans and Boomtown Las Vegas, and will be unconditionally guaranteed by each Significant Restricted Subsidiary hereafter formed or acquired by the Company (the "Guaranties"); provided that the Guaranty provided by the operating subsidiary of Boomtown Las Vegas (Blue Diamond) is limited to the amounts of certain loans or advances made to Blue Diamond and IVAC, the current owner of the land and improvements underlying the Blue Diamond resort, until any exercise of the Resort Purchase Option.

    A first priority deed of trust on the Boomtown Reno resort secures the Guaranty provided by Boomtown Gaming. Other collateral for the Notes and Subsidiary Guarantees includes the following (the "Collateral"): (i) subject to obtaining any necessary Gaming Authority approvals, the Company's stock or equity interests of each existing and future Subsidiary, (ii) substantially all of the Company's other assets, other than cash and deposit accounts,
(iii) first priority indirect liens on the Boomtown Las Vegas real estate (but securing only the amounts advanced to Boomtown Las Vegas), subject to certain permitted liens, (iv) a pledge of all loans or advances made to the operating subsidiaries of Boomtown Biloxi, Boomtown New Orleans, Boomtown Las Vegas, Boomtown Reno and any other Significant Restricted Subsidiary acquired or formed in the future, the liens (if any) securing such loans and all notes, collateral documents, intercreditor agreements and other documents relating to such loans or liens and (v) first priority liens on substantially all of the assets of the operating subsidiaries of Boomtown Biloxi, Boomtown New Orleans and any other Significant Restricted Subsidiary formed or acquired in the future, in each case to the extent such liens and priority interests are obtainable by the Company solely by granting and filing, recording or delivery of possession and subject to certain permitted liens. Notwithstanding the foregoing, if the Company maintains during any six full consecutive fiscal quarters a Consolidated Coverage Ratio of at least

3.5 to 1.00 and has a rating increase after the date of the Indenture, the Company will not be required to continue to pledge existing and future equity interests in Non-Restricted Subsidiaries and, subject to certain additional conditions, will be able to redesignate Restricted Subsidiaries acquired or formed after the date of the Indenture as Non-Restricted Subsidiaries are generally not subject to the covenants and other restrictions of the Indenture.

    The Indenture contains significant limitations on the Company's ability to incur additional debt. The Notes and related guaranties are senior secured obligations of the Company and its existing subsidiaries, and rank senior in right of payment to all of their respective existing and future subordinated indebtedness and PARI PASSU with the Company and its existing subsidiaries' permitted PARI PASSU indebtedness. The Indenture permits the Company to incur up to $5 million in PARI PASSU indebtedness owing to one or more financial institutions which may be ratably secured by the Collateral and permits the operating subsidiaries of the Company to incur up to $10 million of additional indebtedness for the purpose of financing the acquisition of specific assets, secured by liens on those assets. The Indenture permits the issuance of additional PARI PASSU indebtedness which is ratably secured by the Collateral if (i) at the time and giving effect to the incurrence thereof, the Company's Consolidated Coverage Ratio is at least 3.5 to 1.00, (ii) the Company's ratio of Consolidated Funded Debt to Consolidated Total Capitalization does not exceed .5 to 1.00 and (iii) the Company, after giving effect to the incurrence of such indebtedness, obtains and maintains a rating in respect of the Notes that is at least one gradation above the Notes' rating on the issuance date. The Indenture also permits the issuance of unsecured indebtedness maturing after the maturity of the Notes and subject to certain other terms and conditions, if the Company's Consolidated Coverage Ratio, after giving effect to such indebtedness on a pro forma basis, for the last four quarters is at least 2.25 to 1.00. In addition, in connection with the exercise by the Company of options to purchase the entire interest in Boomtown Las Vegas, the Company may incur up to $50 million of unsecured subordinated debt without complying with any of the foregoing tests.

    The Indenture contains certain covenants which could limit the Company's operating flexibility under certain circumstances, including, but not limited to, limitations on incurring debt described above, issuing preferred equity interests and entering into operating leases; limitation on dividends, stock repurchases and subordinated debt redemptions; limitation in incurring liens; limitations on transaction with affiliates; limitations on mergers, consolidations and sale of assets; and limitations on amending existing partnership and facility construction agreements.

    The ability of the Company to make interest payments on the Notes will depend on the Company's ability to generate sufficient cash flow from operations. The Company believes that cash flow from the operations of Boomtown Reno, Boomtown Biloxi, Boomtown New Orleans and Boomtown Las Vegas should be sufficient to enable the Company to make the required interest payment on the Notes. However, the operations of Boomtown Reno, Boomtown Biloxi, Boomtown New Orleans and Boomtown Las Vegas are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. As a result, there can be no assurance that any of the Company's operations will continue to generate its current level of cash flow or that the Company's proposed future expansion projects will not adversely affect the Company's future cash flows which, in either case, could significantly impair the Company's ability to make the required payments of the Notes. Failure of the Company to make the required payments of the Notes or to otherwise comply with the terms and conditions of the Indenture could lead to an accelerations of the Notes and foreclosure on the Company's stock and other properties, or the exercise of other remedies available to secured creditors which could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information is incorporated by reference to the financial statements data listed in Item 14 of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company and their ages as of December 20, 1996 are as follows:

      Name                     Age                Title
      ----                     ---                -----
Executive Officers
------------------

Timothy J. Parrott             49       Chairman of the Board and Chief
                                        Executive Officer

Phil E. Bryan                  56       President and Chief Operating Officer
                                        and Director

Robert F. List                 60       Executive Vice President, Corporate
                                        Counsel, Secretary and Director

Mary J. Shick                  38       Senior Vice President of Marketing

Jon L. Whipple                 31       Vice President of Finance

James W. Middagh               51       Senior Vice President of Operations

Jerald Day                     48       Vice President of Gaming Operations

Donald Dixon                   58       Vice President of Human Resources


Directors
---------

Richard J. Goeglein            62       Private Investor

Peter L. Harris                53       Chief Executive Officer, Expressly
                                        Portraits, Inc.

Edward P. Roski, Jr.           57       President, Majestic Realty Co.

Delbert W. Yocam               52       Independent Consultant

    Mr. Parrott joined the Company in June 1987 as President and Treasurer and was elected Chairman of the Board and Chief Executive Officer of the Company in September 1992. Mr. Parrott has served as Chairman of the Board and Chief Executive Officer of Boomtown Hotel and Casino, Inc. ("Boomtown Casino", which the Company acquired in June 1987) since May 1988. Mr. Parrott is responsible for setting the overall direction, leadership, culture, focus and service standards of the Company. Since 1984, Mr. Parrott has served as Chief Executive Officer of Parrott Investment

Company, a family-held investment company with agricultural interests in California. Mr. Parrott is a director of Chronicle Publishing Company in San Francisco, California.

    Mr. Bryan joined Boomtown in April 1996 as President and Chief Operating Officer and member of the Company's Board of Directors. Mr. Bryan's gaming and hospitality career spans more than three decades and has included executive posts in both Northern and Southern Nevada. Just prior to joining Boomtown, Mr. Bryan served as President and CEO of Las Vegas-based Casino Data Systems (CDS). Mr. Bryan has also served as President and CEO of Gold River Hotel and Casino in Laughlin, Nevada and General Manager and CEO at Reno Peppermill Hotel/Casino.
He is also active in a host of community and tourism activities including the Board of Trustees for the Desert Research Institute and the Board of Very Special Arts of Nevada. Mr. Bryan has also served as Vice Chairman of the Nevada Commission on Tourism, President of the Gaming Industry Association, Chairman of Festival Reno and Chairman of the Reno City Charter Review Committee.

    Mr. List has been a director of the Company since October 1992. Mr. List joined Boomtown as a Senior Vice President and Corporate Counsel in March 1993. In April, 1996, he became Secretary of the Corporation and in November, 1996, he was elected Executive Vice President. Mr. List served as Attorney General of Nevada from 1971 to 1979 and as Governor of Nevada from 1979 to 1983. After leaving public office and prior to joining Boomtown, Mr. List served as managing shareholder of the Reno office of the law firm Beckley, Singleton, DeLanoy, Jemison & List. Mr. List is primarily responsible for pursuing new location opportunities, assisting in due diligence, negotiating contracts and coordinating legal, licensing and regulatory requirements.

    Ms. Shick joined Boomtown as Senior Vice President, Marketing, in November, 1995. Immediately prior to joining the Company Ms. Shick served as Director of Marketing for Harrah's Casino in New Orleans, Louisiana. In her position at Harrah's she was charged with developing and implementing the marketing strategy for Harrah's Basin Street temporary casino and that company's $800 million New Orleans permanent casino. Prior to joining the Harrah's New Orleans project Ms. Shick was Director of Marketing for Harrah's Casino Hotel in Laughlin, Nevada. Prior to joining Harrah's she served as Marketing Officer for FirsTier Banks, N.A. Ms. Shick is responsible for the overall marketing strategy and programs for Boomtown and the introduction of the Boomtown product in new markets.

    Mr. Whipple joined Boomtown in September of 1995 and was promoted to Vice President of Finance in November, 1996. Prior to Boomtown, Mr. Whipple most recently served as Accounting Manager for Reno, Nevada-based International Game Technology (IGT). Mr. Whipple is responsible for overseeing all financial affairs of Boomtown, including the financial operations and reporting for Boomtown and the Company's four casinos.

    Mr. Middagh joined Boomtown Casino in 1966 and served in various management and supervisory capacities from 1972 until 1981 when he was appointed Vice President of Operations. In September, 1992, Mr. Middagh was promoted to Senior Vice President of Operations in March, 1993. Mr. Middagh is primarily responsible for site planning, design and construction of new properties and expansion of existing facilities.

    Mr. Day joined Boomtown Casino in 1977 and served in various supervisory capacities until 1981 when he was appointed Games Manager. Mr. Day was appointed Director of Gaming in 1987 and was promoted to Vice President of Gaming Operations in 1993. Mr. Day is responsible for developing and implementing the necessary operational systems and controls at the new locations in addition to assisting in due diligence for potential expansion opportunities.

    Mr. Dixon joined Boomtown in 1978 and served in various management capacities including Director of Administrative Services, when, in 1993, he was promoted to Vice President of Human Resources. In this capacity he is responsible for current and new property human resources management, planning, policy development, and management. He has similar responsibilities in Risk and Benefits Management.

    Mr. Goeglein has been a director of the Company since October 1992. Mr. Goeglein has been a private investor since 1987. Since 1990, Mr. Goeglein has been President and the principal shareholder of Gaming Associates, Inc., which develops and manages gaming operations in selected niche markets. From 1984 to 1987, Mr. Goeglein was President and Chief Operating Officer of Holiday Corporation, the parent corporation of, among others, Holiday Inns and Harrah's Hotels and Casinos. Mr. Goeglein also serves on the Board of Directors of AST Research, Inc. and Platinum Software Corp.

    Mr. Harris has been a director of the Company since April 1994. Mr. Harris has served as President and Chief Executive Officer of Expressly Portraits, Inc., a retail chain of portrait photography studios, since August 1995. Between 1993 and 1995, Mr. Harris served in turn around roles as Reorganization Administrator of American Fashion Jewels, a retail company, and then as Chief Executive Officer of Accolade, Inc., a video games and personal computer games company. Mr. Harris served as President and Chief Executive Officer of F.A.O. Schwartz from 1985 to 1992. Mr. Harris also serves on the Board of Directors of Pacific Sunwear of California, Inc.

    Mr. Roski has been a director of the Company since June 1993. Mr. Roski has been associated with Majestic Realty Co. ("Majestic") since 1966 and has served as President of Majestic since January 1994. He served as Executive Vice President and Chief Operating Officer of Majestic from 1978 to 1994. Mr. Roski also serves as Vice Chairman of the Board of Commerce Construction Co., Inc., President and a director of Majestic Management Co., Inc., and President and a director of CCC Rentals, Inc., wholly-owned subsidiaries of Majestic.

    Mr. Yocam has been a director of the Company since December 1995. Mr. Yocam has been an independent consultant since November 1994. From September 1992 to November 1994, Mr. Yocam was President, Chief Operating Officer and a director of Tektronix, Inc. From November 1989 to September 1992 he was an independent consultant. Mr. Yocam also serves on the Board of Directors of Adobe Systems, Inc., Integrated Measurement Systems, Inc. and Oracle Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent (10%) of a reqistered class of the company's equity securiteies, to file certain reports regarding ownership of, and transactions in, the company's securities with the Securities and Exchange Commission (the "SEC").
 Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1996 all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except that the Form 3 required to filed on behalf of Mary Shick was filed late by the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth all compensation received for services rendered to the company in all capacities during the fiscal years ended September 30, 1994, 1995 and 1996 by (i) the Company's Chief Executive Officer, (ii) each of the four other most highly compensated executive officers, serving as executive officers at the end of the last fiscal year, whose salary plus bonus exceeded $100,000 during the last fiscal year and
(iii) Richard N. Scott, who would have qualified as an executive officer pursuant to item (ii) but for the fact that he was not serving as an executive officer as of the end of the last fiscal year.

                                                                Long-Term
                                                               Compensation
                                                              --------------
                                        Annual Compensation        Awards
                                        -------------------   --------------
                                                                Securities
                                                                Underlying      All Other
                                          Salary    Bonus         Options      Compensation
Name and Principal Position       Year     ($)       ($)           SAR's           ($)
---------------------------       ----   -------    ------     -------------   -------------
CURRENT EXECUTIVE OFFICERS

Timothy J, Parrott                1996   375,000         0           112,500               0
  Chairman of the Board           1995   357,019         0                 0               0
  and Chief Executive Officer     1994   314,146         0                 0               0

Robert F. List                    1996   214,999         0           100,000               0
  Executive Vice President        1995   215,600         0                 0               0
  and Corporate Counsel           1994   194,282         0                 0               0

Phil E. Bryan                     1996   137,307         0           150,000               0
  President and Chief             1995        --        --                --              --
  Operating Officer               1994        --        --                --              --

James W. Middagh                  1996   135,695         0            45,000               0
  Senior Vice President of        1995   131,635         0                 0             667 (1)
  Operations                      1994   117,768         0                 0             614 (1)

Donald E. Dixon                   1996   128,000         0            18,750               0
  Vice President Human            1995   115,269         0                 0               0
  Resources                       1994    94,198         0                 0               0


FORMER EXECUTIVE OFFICER
------------------------
Richard N. Scott (2)              1996   273,492         0            84,500               0
  President and Chief             1995   254,366         0                 0           4,362(1)
  Operating Officer               1994   230,752         0                 0          12,768(1)

------------
(1) Represents life insurance premiums.

(2) Mr. Scott resigned as President and Chief Operating Officer effective April 30, 1996.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth, as to the Named Officers, certain information relating to stock options granted during the fiscal year ended September 30, 1996.


                                                                             Potential Realizable
                                                                                Value at Assumed
                                                                           Annual Rates of Stock Price
                                                                                  Appreciation
                                             Individual Grants               for Option Term (2)
                               -----------------------------------------------------------------------------
                                Number
                                  of         % of Total
                               Securities     Options
                               Underlying    Granted to
                                Options       Employees   Exercise or
                                Granted       in Fiscal    Base Price     Expiration
    Name                          (#)          Year(1)      ($/Sh)          Date        5% ($)    10%($)
--------------------------     ----------    -----------  ------------    -----------  -------- ---------

CURRENT EXECUTIVE OFFICERS
--------------------------

Timothy J. Parrott             150,000(3)      9.9%           6.25         02/25/03    381,657    889,422
                               112,500         7.4%           6.25(4)      10/08/05    442,192  1,120,600

Robert F. List                  80,000(3)      5.3%           6.25         03/25/03    203,550    474,359
                               100,000         6.6%           6.25 (4)     10/08/05    393,059    996,089

Phil E. Bryan                  150,000         9.9%           5.875        04/23/06    554,213  1,404,486

James W. Middagh               60,000(3)       4.0%           6.25         02/25/03    152,663    355,769
                               45,000          3.0%           6.25(4)      10/08/05    176,877    448,240

Donald E. Dixon                 3,500(3)       0.2%           6.25         10/26/02      8,905     20,753
                               25,000(3)       1.7%           6.25         03/25/03     63,609    148,237
                               18,750          1.2$           6.25(4)      10/08/05     73,699    186,767

FORMER EXECUTIVE OFFICER
------------------------

Richard N. Scott              112,500(3)       7.4%           6.25         02/25/03     286,242   667,067
                               84,500          5.6%           6.35(4)      10/08/05     332,135   841,695


----------------

(1) The total number of shares subject to options granted to employees in fiscal 1996 was 1,514,000. In October 1996, all employees, excluding executive officers and outside directors, who were granted options at an exercise price in excess of $9.00 per share were offered the opportunity to surrender those grants in exchange for an equal number of options having a per share exercise price of $9.00, the closing price of the Company's Common Stock on October 6, 1995 (the "October Repricing"). In exchange, such repriced options, to the extent vested, were not exercisable until April 10, 1996. In connection with the execution of the Merger Agreement, in April 1996, all employees, including executive officers but excluding outside directors, who were granted options at an exercise price in excess of $6.25 per share were offered the opportunity to surrender those grants in exchange for an equal number of options having a per share exercise price of $6.25, which is equal to the product of (A) the $10.00 per share closing price of Hollywood Park Common Stock on April 22, 1996, the date immediately preceding the date of the Merger Agreement, and (B) 0.625, which is the number of shares of Hollywood Park Common Stock into which each issued and outstanding share of Company Common Stock shall convert upon the effective time of the Merger (the "April Repricing"). In exchange, such repriced options shall not be exercisable until the earlier of (i) the closing of the Merger or (ii) the termination of the Merger Agreement. The 1,514,000 option shares granted to employees in fiscal 1996 referenced above does not include the double counting of 579,000 option shares resulting from (i) options granted pursuant to the October Repricing and repriced pursuant to the April Repricing and (ii) options initially granted in fiscal 1996 and repriced pursuant to the April Repricing.

(2) The above method of calculation and assumed annual rates of appreciation have been determined solely in accordance with calculations specified in the rules and regulations of the SEC and do not represent the Company's estimate or projection of future stock price or the Company's estimate of the true value of the options. In accordance with the SEC rules, potential realizable value assumes that the stock price increases from the date of grant until the end of the option term at the annual rate specified (5% and 10%). As a result of the April Repricing, pursuant to which the expiration dates of original options did not change, options regranted to the Named Officers pursuant to the April Repricing have terms ranging from six years and five months to nine years and five months. The potential realizable values indicated for such options are rounded up to the nearest full year. Potential realizable value is net of the option exercise price. For an analysis of the value of outstanding options of the Company as of September 30, 1996, based upon the $4.125 closing price of the Company's Common Stock as of such date, see the table entitled "Aggregate Option Exercises in Last Fiscal Year and Year End Option Values."

(3) Represents option originally granted prior to fiscal 1996 and surrendered for repricing pursuant to the April Repricing and, therefore, treated as being granted in fiscal 1996.

(4) Represents option originally granted in October 1995 at a per share exercise price of $9.00 and surrendered for repricing pursuant to the April Repricing.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning the value of unexercised options as of September 30, 1996 held by the Named Officers. No options were exercised by the Named Officers during the fiscal year ended September 30, 1996.


                                 Number of Securities             Value of Unexercised
                                 Underlying Unexercised            In-the-Money Options
                               Options at Fiscal Year End         at Fiscal Year End($)(1)
                             ---------------------------------------------------------------
       Name                   Exercisable     Unexercisable     Exercisable     Unexercisable
---------------------------  -------------    -------------    -------------    -------------
CURRENT EXECUTIVE OFFICERS
--------------------------
Timothy J. Parrott             236,244            225,000         689,283              --
Robert F. List                  23,900            160,000              --              --
Phil E. Bryan                       --            150,000              --              --
James W. Middagh                52,518             90,000         130,120              --
Donald E. Dixon                  8,875             38,375              --              --

FORMER EXECUTIVE OFFICERS
-------------------------
Richard N. Scott               141,355            168,875         392,704              --


--------------

(1) Market value of underlying securities based on the $4.125 closing price of the Company's Common Stock on September 30, 1996, minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board of Directors is composed of three non-employee directors, Richard J. Goeglein, Peter L. Harris and Edward
P. Roski, Jr.

    Edward P. Roski, Jr. serves as a director of Blue Diamond. Timothy J. Parrott, the Company's Chairman of the Board and Chief Executive Officer, serves as a member of the Board of Directors of Blue Diamond. Mr. Roski and affiliates of Mr. Roski are parties to the Boomtown Las Vegas transaction described above under "Business-Boomtown Las Vegas-Operating Structure."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of Common Stock of the Company as of December 15, 1996 by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock; (ii) each of the Company's directors; (iii) each of the officers named in the Summary Compensation Table (the "Named Officers"); and (iv) all directors and executive officers as a group. A total of 9,269,673 shares of the Company's Common Stock were issued and outstanding as of December 15, 1996.

                                                         NUMBER
                                                           OF        PERCENT
DIRECTORS, EXECUTIVE OFFICERS AND 5% STOCKHOLDERS       SHARES (1)     OWNED
-------------------------------------------------      -----------   -------

State of Wisconsin Investment Board (2)..............    915,000      9.7%
     P.O. Box 7842
     Madison, WI 53707

Legg Mason Special Investment Trust, Inc. (3)........    900,000      9.6%
    7 East Redwood Street
    Baltimore, MD 21203-7023

Edward P. Roski, Jr. (4).............................    724,586      7.8%
    c/o Majestic Realty Co.
    13191 Crossroads Parkway North, 6th Floor
    City of Industry, CA 91746-3497

Timothy J. Parrott (5)...............................    579,245      6.1%
    c/o Boomtown, Inc.
    P.O. Box 399
    Verdi, NV 89439-0399

Kenneth Rainin.......................................    530,666      5.7%
    c/o Rainin Research Group
    5400 Hollis Street
    Emeryville, CA 91608

Richard N. Scott (6).................................    141,420      1.5%

James W. Middagh (7).................................     52,519       *

Robert F. List (8)...................................     25,801       *

Donald E. Dixon (9)..................................     10,251       *

Richard J. Goeglein (10).............................      8,499       *

Peter L. Harris (11).................................      3,034       *

Delbert W. Yocam (12)................................      1,300       *

Phil E. Bryan (13)...................................         --       --

All executive officers and directors
  as a group (11 persons) (14).......................  1,429,236     14.8%

----------------
*     Less than one percent.

(1) The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission (the "SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 15, 1996 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) The beneficial share number is as of August 31, 1996 and is based on information received from the State of Wisconsin Investment Board.

(3) The beneficial share number is as of August 1996 and is based on information received from Legg Mason Special Investment Trust ("Legg Mason"). The shares are held by Legg Mason, with Legg Mason Fund Advisor, Inc., a wholly owned subsidiary of Legg Mason, Inc., having the power to vote and dispose of such shares.

(4) Includes 5,199 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. See "Business-Boomtown Las Vegas-Operating Structure." Mr. Roski is a director of the Company.

(5) Includes 236,244 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Parrott is Chairman of the Board and Chief Executive Officer of the Company.

(6) Includes 141,355 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Scott resigned as President, Chief Operating Officer and a director of the Company effective April 30, 1996.

(7) Includes 52,518 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Middagh is Senior Vice President of Operations of the Company.

(8) Includes 23,900 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. List is Senior Vice President and Corporate Counsel and a director of the Company.

(9) Includes 9,750 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Dixon is Vice President Human Resources of the Company.

(10) Includes 6,498 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Goeglein is a director of the Company.

(11) Includes 3,033 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996. Mr. Harris is a director of the Company.

(12) Includes 1,300 shares issuable upon the exercise of a stock option to purchase shares of Common Stock which is exercisable within 60 days of December 15, 1996. Mr. Yocam is a director of the Company.

(13) Mr. Bryan is President, Chief Operating Officer and a director of the Company.

(14) Includes 362,192 shares issuable upon the exercise of stock options to purchase shares of Common Stock which are exercisable within 60 days of December 15, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF BOOMTOWN CASINO

    In May 1988, the Company acquired all of the outstanding stock of Boomtown Casino for $16.7 million in cash (the "1988 Acquisition"). In order to finance the 1988 Acquisition, including the retirement of existing debt, the Company sold equity securities to Kenneth Rainin and Timothy J. Parrott, and Boomtown Casino entered into various loan documents with Merrill Lynch Interfunding Inc. Pursuant to a stock purchase agreement, Mr. Rainin purchased 2,000 shares of Preferred Stock and 3,042,000 shares of Common Stock for an aggregate purchase price of approximately $4 million in cash, and Mr. Parrott purchased 270,738 shares of Common Stock for an aggregate purchase price of $222,000, of which $1,000 was paid in cash and $221,000 by a promissory note (the "Promissory Note") secured by a pledge to the Company of all of the shares owned by Mr. Parrott. In November 1994, the Promissory Note was amended to provide that (i) interest on the Promissory Note, which accrues at a rate of 6.0% per annum, compounded annually, is payable in arrears on the last day of December, commencing December 31, 1995, (ii) principal is payable in four annual installments beginning December 31, 1995, and (iii) the shares owned by Mr. Parrot would be released from the pledge and would no longer secure the amounts outstanding under the promissory Note.

BOOMTOWN LAS VEGAS TRANSACTIONS

    See "Business-Boomtown Las Vegas-Operating Structure" for a description of Boomtown Las Vegas transactions.

EMPLOYMENT AGREEMENTS

    On the following dates, the Company entered into Employment Agreements (the "Employment Agreements") with the following executive officers (the "Officers"), pursuant to which the Officers will be employed for the terms and paid the initial base salaries set forth below opposite their names:

                         DATE OF       TERM OF        INITIAL
OFFICER                 AGREEMENT     AGREEMENT     BASE SALARY
-------                 ---------     ---------     -----------

Jerald R. Day           10/08/95       1 year       $120,000.00
Donald E. Dixon         10/08/95       1 year       $120,000.00
Robert F. List          10/08/95       3 years      $120,000.00
James W. Middagh        10/08/95       2 years      $135,000.00
Timothy J. Parrott      10/08/95       3 years      $375,000.00
Richard N. Scott        10/08/95       3 years      $265,000.00
Mary Shick              11/08/95       1 year       $145,000.00
Phil E. Bryan           04/30/96       3 years      $300,000.00

    In addition to the above terms, each Employment Agreement provides that in the event of a change of control of the Company, all options granted to the Officer prior to such change of control shall become fully vested and exercisable. For purposes of the Employment Agreements, a change of control includes (i) the date on which any person or entity owns at least 50% of the total voting power of the Company; (ii) a change in the composition of the Company's Board of Directors occurring within a two-year period, as a result of which fewer than a majority of the directors are (a) directors of the Company as of the date of the Employment Agreement or (b) elected or nominated for election to the Board with the affirmative vote of a majority of the incumbent directors at the time of such election or nomination, and
(iii) the approval by the stockholders of the Company of (x) a merger of the Company with another corporation in which such stockholders shall own less than 50% of the voting securities of the surviving corporation (including the Merger) or (y) a plan of complete liquidation of the Company or the sale of all or substantially all of the assets of the Company. Notwithstanding the above, Mr. Bryan's Employment Agreement excludes the Merger from the definition of a change of control. In addition, each Employment Agreement provides that in the event of termination of employment without cause, the Officer shall receive a severance payment consisting of, among other things, base salary for the number of years set forth in the above table under "Term of Agreement," subject to mitigation in the event the Officer obtains alternative employment during the applicable severance payment period, as well as accelerated vesting of the Officer's stock options. In addition, the Employment Agreements provide for the Officers to receive such fringe benefits and perquisites as may be granted or established by the Company from time to time, including an automobile allowance.

STOCK OPTION GRANTS

    In October 1995, the Compensation Committee of the Board of Directors authorized the grant to the following Officers of nonstatutory stock options under the Company's 1990 Stock Option Plan for the number of shares of Common Stock and at the exercise prices set forth below opposite their names:

                        NUMBER OF          EXERCISE PRICE
OFFICER                  SHARES              PER SHARE
-------                 ---------          --------------

Jerald R. Day            18,750                $6.25
Donald E. Dixon          18,750                $6.25
Robert F. List          100,000                $6.25
James W. Middagh         45,000                $6.25
Timothy J. Parrott      112,500                $6.25
Richard N. Scott         84,500                $6.25
Mary Shick               50,000                $6.25

    The foregoing options were originally granted at a per share exercise price of $9.00, which was equal to the closing sale price of the Company's Common Stock on the market trading day immediately preceding the date of grant, except that Ms. Shick's option was originally granted at a per share exercise price of $7.50, which was equal to the closing sales price of the Company's Common Stock on the market trading day immediately preceding her hire date. All of such options were surrendered for repricing pursuant to the April Repricing. With the exception of the options granted to Ms. Shick, all of the shares subject to such options shall not become exercisable until October 8, 2003; provided, however, that (i) one-third of the shares subject to the above described options shall become exercisable in the event the closing price of the Company's Common Stock remains at or above $18.00 for a least five consecutive market trading days, (ii) one-third of the shares subject to the above described options shall become exercisable in the event the closing price of the Company's Common Stock remains at or above $22.50 for at least five consecutive market trading days, and (iii) the remaining one-third of the shares subject to the above described options shall become exercisable in the event the closing price of the Company's Common Stock remains at or above $27.00 for at least five consecutive market trading days.
 With respect to the options granted to Ms. Shick, one-fourth of the shares subject to such options shall become exercisable on November 8, 1996, and each one year anniversary thereafter.

    In December 1995 and March 1996, Jon L. Whipple was granted options to purchase 4,000 and 7,500 shares at per share exercise prices of $9.00 and $6.375, respectively, which prices were equal to the closing sales price of the Company's Common Stock on the market trading day immediately preceding the date of grant. Such options were surrendered for repricing pursuant to the April Repricing. One-fourth of the shares subject to each such option shall become exercisable on each one year anniversary following the respective date of grant.

    In April 1996, Phil E. Bryan was granted an option to purchase 150,000 shares at a per share exercise price of $5.875, which was equal to the closing sales price of the Company's Common Stock on the market trading day immediately preceding the date of grant. One-fourth of the shares subject to such option shall become exercisable on April 23, 1997 and each one year anniversary thereafter.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following items are filed as part of this Report:

    ITEM(S)                                                             PAGES

    (1)  BOOMTOWN, INC. FINANCIAL STATEMENTS:

         Report of Ernst & Young LLP, Independent Auditors . . . . . . . 57

         Consolidated Balance Sheets, September 30, 1995 and 1996  . . . 58

         Consolidated Statements of Operations of each of the three years in the period ended September 30, 1996  . . . . . . . . . 59

         Consolidated Statements of Stockholders Equity three
         years in the period ended September 30, 1996  . . . . . . . . . 60

         Consolidated Statements of Cash Flows for each of the
         three years in the period ended September 30, 1996  . . . . . . 61

         Notes to Consolidated Financial Statements  . . . . . . . . . . 62-78

    (2)  BOOMTOWN, INC. FINANCIAL STATEMENT SCHEDULE:

         II Valuation and Qualifying Accounts  . . . . . . . . . . . . . 79

    (3)  MISSISSIPPI - GAMING, L.P. FINANCIAL STATEMENTS:

         Report of Ernst & Young LLP, Independent Auditors . . . . . . . 80

         Balance Sheets, September 30, 1995 and 1996 . . . . . . . . . . 81

         Statements of Operations of each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 82

         Statements of Capital Partners' (Deficit) three
         years in the period ended September 30, 1996  . . . . . . . . . 83

         Statements of Cash Flows for each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 84

         Notes to Financial Statements . . . . . . . . . . . . . . . . . 85-92

    (4)  MISSISSIPPI - GAMING, L.P. FINANCIAL STATEMENT SCHEDULES:

         II Valuation and Qualifying Accounts  . . . . . . . . . . . . . 93

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (5)  LOUISIANA - I GAMING, L.P. FINANCIAL STATEMENTS:

         Report of Ernst & Young LLP, Independent Auditors . . . . . . . 94

         Balance Sheets, September 30, 1995 and 1996 . . . . . . . . . . 95

         Statements of Operations of each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 96

         Statements of Partners' Capital three
         years in the period ended September 30, 1996  . . . . . . . . . 97

         Statements of Cash Flows for each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 98

         Notes to Financial Statements . . . . . . . . . . . . . . . . . 99-104

    (6)  LOUISIANA - I GAMING, L.P. FINANCIAL STATEMENTS

         II Valuation and Qualifying Accounts  . . . . . . . . . . . . . 105

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (7)  EXHIBITS

         Not Applicable

    (8)  BLUE DIAMOND HOTEL & CASINO, INC. FINANCIAL STATEMENTS:

         Report of Ernst & Young LLP, Independent Auditors . . . . . . . 106

         Balance Sheets, September 30, 1995 and 1996 . . . . . . . . . . 107

         Statements of Operations of each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 108

         Statements of Stockholders Deficit three
         years in the period ended September 30, 1996  . . . . . . . . . 109

         Statements of Cash Flows for each of the three
         years in the period ended September 30, 1996  . . . . . . . . . 110

         Notes to Financial Statements . . . . . . . . . . . . . . . . . 111-119

    (9)  BLUE DIAMOND HOTEL & CASINO, INC. FINANCIAL STATEMENT SCHEDULES:

         II Valuation and Qualifying Accounts  . . . . . . . . . . . . . 120

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



(b) Reports on Form 8-k

    Not Applicable

(c) Exhibits

    See item 14(a)(9) above.

(d) Financial Statement Schedules

    See Items 14(a)(2), 14(a)(4), 14(a)(6) and 14(a)(8) above.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Boomtown, Inc.

We have audited the accompanying consolidated balance sheets of Boomtown, Inc. (the "Company") as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boomtown, Inc. at September 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Reno, Nevada
November 15, 1996, except
 for Note 13 as to which the
 date is November 18, 1996

                                BOOMTOWN, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,
                                                  ----------------------------
                                                      1995           1996
                                                  ------------    ------------
ASSETS:
Current assets:
   Cash and cash equivalents (including
     restricted cash of approximately
     $2,400,000 at September 30, 1995)            $ 20,775,459    $ 23,100,628
   Accounts receivable, net                            924,135         941,657
   Income taxes receivable                           1,507,900       1,814,767
   Inventories                                       2,715,305       1,725,086
   Prepaid expenses                                  7,025,438       7,333,578
   Other current assets                                765,465       1,761,874
                                                  ------------    ------------
               Total current assets                 33,713,702      36,677,590

Property, plant and equipment at cost, net         150,955,320     145,330,557
Goodwill, net                                        6,643,522       6,267,473
Investment in lease, net                            13,077,084              --
Notes receivable from a related party               27,293,713       8,682,672
Other assets                                         7,514,789       9,029,606
                                                  ------------    ------------
                                                  $239,198,130    $205,987,898
                                                  ------------    ------------
                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                               $  3,746,862    $  3,812,207
   Accrued compensation                              2,929,761       3,610,527
   Other accrued liabilities                         9,740,297       8,823,737
     Accrued interest payable                        4,959,375       5,004,669
     Income taxes payable                              506,408         750,891
   Long-term debt due within one year                2,948,479       5,031,803
                                                  ------------    ------------
               Total current liabilities            24,831,182      27,033,834

Long-term debt due after one year (net of
   unamortized discount of approximately
   $2,657,000 and $2,448,000 at September 30,
   1995 and 1996, respectively)                    106,547,154     103,729,330
Deferred income taxes                                1,621,088       3,183,322
Deferred gain on sale leaseback                        212,720         112,270
Minority interest                                      740,849       1,541,904

Commitments and contingencies (Note 7)

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares
   authorized, 9,233,074 and 9,266,193 issued and
   outstanding at September 30, 1995 and 1996,
   respectively, net of a note receivable
   from stockholder of $221,000                    103,452,520     103,652,658
Retained earnings (deficit)                          1,792,617   (  33,265,420)
                                                  ------------    ------------
               Total stockholders' equity          105,245,137      70,387,238
                                                  ------------    ------------
                                                  $239,198,130    $205,987,898
                                                  ------------    ------------
                                                  ------------    ------------

                             See accompanying notes.

                                    BOOMTOWN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended September 30,
                                                    ----------------------------------------------
Revenues:                                               1994             1995             1996
                                                    ------------     ------------     ------------
Gaming/hotel operations:
 Gaming                                             $ 76,325,756     $189,306,449     $188,367,987
  Family entertainment center                          3,655,695        6,387,171        6,300,118
  Food and beverage                                    7,972,610       15,612,782       16,313,765
  Hotel and recreational vehicle park                  3,082,100        6,584,341        7,288,889
  Showroom                                               329,229          439,999          822,587
  Truck stop, service station and mini-mart           10,858,277       10,810,632       14,400,707
  Other income                                         1,151,643        2,625,994        2,547,943
                                                    ------------     ------------     ------------
                                                     103,375,310      231,767,368      236,041,996

Costs and expenses:
  Gaming/hotel operations:
  Gaming                                              30,817,518       73,233,127       73,479,300
  Gaming equipment leases                                412,083        5,810,987        6,716,480
  Family entertainment center                          1,762,244        3,273,941        3,331,914
  Food and beverage                                    8,179,235       17,638,522       19,212,609
  Hotel and recreational vehicle park                  1,706,028        3,167,647        3,002,330
  Showroom                                             2,129,917          307,909          683,216
  Truckstop, service station and mini-mart             9,661,188        9,722,133       13,038,299
  Marketing and promotion                              7,523,815       19,592,628       22,438,835
  General and administrative                          25,760,026       75,297,110       70,618,583
  Pre-opening expenses                                15,786,832               --               --
  Discontinued projects/future development                    --        6,054,069        1,603,007
  Loss on sale of Blue Diamond                                --               --       36,562,612
  Depreciation and amortization                        5,891,490       10,422,319       10,618,363
                                                    ------------     ------------     ------------
                                                     109,630,376      224,520,392      261,305,548
                                                    ------------     ------------     ------------
Income (loss) from operations                         (6,255,066)       7,246,976      (25,263,552)
Interest expense, net of capitalized interest         (5,631,546)     (13,433,618)     (13,838,132)
Interest and other income                              2,624,224        3,080,941        4,192,989
Loss on marketable securities                         (1,691,125)              --               --
                                                    ------------     ------------     ------------
Loss before minority interests in
 operations of consolidated partnerships,
 extraordinary item and income taxes                 (10,953,513)      (3,105,701)     (34,908,695)
Minority interests in operations of
 consolidated partnerships                               351,250        1,104,865          644,846
                                                    ------------     ------------     ------------
Loss before extraordinary item
 and income taxes                                    (10,602,263)      (2,000,836)     (34,263,849)
(Benefit) provision for income taxes                  (2,779,289)         876,111          794,188
                                                    ------------     ------------     ------------
Loss before extraordinary loss                        (7,822,974)      (2,876,947)     (35,058,037)
Extraordinary loss-early extinguishment
 of debt, net of tax effect of approximately
 $141,000                                              ( 229,152)              --               --
                                                    ------------     ------------     ------------
Net Loss                                             ($8,052,126)     ($2,876,947)    ($35,058,037)
                                                    ------------     ------------     ------------
                                                    ------------     ------------     ------------
Loss before extraordinary loss
 per share of common stock                           ($     0.90)     ($     0.31)     ($     3.79)
Extraordinary loss per share                         ($     0.03)     $        --      ($       --)
                                                    ------------     ------------     ------------
Net loss per share
 of common stock                                     ($     0.93)     ($     0.31)     ($     3.79)
                                                    ------------     ------------     ------------
                                                    ------------     ------------     ------------
Shares used in calculating net loss
 per share of common stock                             8,689,898        9,227,824        9,247,740
                                                    ------------     ------------     ------------
                                                    ------------     ------------     ------------


                            See accompanying notes.
                                BOOMTOWN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended September 30, 1994, 1995 and 1996


                                             Common Stock                 Retained            Total
                                     ----------------------------         Earnings         Stockholders'
                                        Shares          Amount            (Deficit)           Equity
                                     ----------      ------------       ------------       ------------

Balances, September 30, 1993          8,505,880      $ 88,313,045       $ 12,721,690       $101,034,735

Issuance of common stock
  warrants                                   --         2,995,290                 --          2,995,290

Employer 401(k)
  cotributions                           4,238            75,339                  --             75,339

Shares issued in exchange for
  additional interest in Blue
  Diamond Hotel & Casino, Inc.          714,286        11,964,290                 --         11,964,290

Net Loss                                     --                --         (8,052,126)        (8,052,126)
                                     ----------      ------------       ------------       ------------
Balances, September 30, 1994          9,224,404       103,347,964          4,669,564        108,017,528

Employer 401(k) contributions             8,670           104,556                 --            104,556

Net loss                                     --                --         (2,876,947)        (2,876,947)
                                     ----------      ------------       ------------       ------------
Balances, September 30, 1995          9,233,074       103,452,520          1,792,617        105,245,137

Employer 401(k) contributions            33,119           200,138                 --            200,138

Net loss                                     --                --        (35,058,037)       (35,058,037)
                                     ----------      ------------       ------------       ------------
Balances, September 30, 1996         $9,266,193      $103,652,658       ($33,265,420)      $ 70,387,238
                                     ----------      ------------       ------------       ------------
                                     ----------      ------------       ------------       ------------


                           See accompanying notes.








                                BOOMTOWN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents


                                                                                Years ended September 30,
                                                          ------------------------------------------------------------------
                                                               1994                       1995                      1996
                                                          -------------              -------------             -------------
Cash flows from operating activities:
 Net loss                                                 ($ 8,052,126)              ($ 2,876,947)             ($35,058,037)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                             5,891,490                 10,422,319                10,618,361
   Deferred income taxes                                    (4,145,124)                 1,614,405                 2,597,503
   Gain (loss) on sale of property, plant
    and equipment                                              (57,396)                   163,695                   190,763
   Lease expense recorded in exchange for
    limited partnership interest                               389,040                  2,000,000                 1,500,000
   Loss on sale of Blue Diamond                                     --                         --                36,562,612
   Minority interests in operations of
    consolidated partnerships                                 (351,250)                (1,104,865)                 (644,846)
   Changes in operating assets and liabilities:
     Accounts receivable, net                               (1,011,183)                   396,967                  (255,759)
     Income taxes receivable                                        --                 (1,507,900)                 (439,978)
     Inventories                                            (2,452,850)                   301,086                   153,659
     Prepaid expenses                                       (4,970,650)                    92,652                  (208,140)
     Other current assets                                      189,993                   (243,703)                 (996,409)
     Other assets                                           (3,831,763)                   555,852                  (326,325)
     Accounts payable                                        7,950,267                 (5,405,515)                  148,831
     Accrued compensation                                      631,320                  1,319,605                   680,766
     Other accrued liabilities                               4,466,665                  4,189,024                (1,048,406)
     Accrued interest payable                                4,959,000                         --                    45,295
     Income taxes payable                                      212,803                     23,605                   330,179
     Pre-payment of property lease                                  --                         --                (2,480,387)
                                                          -------------              -------------             -------------
    Net cash (used in) provided by operating activities       (181,764)                 9,940,280                11,369,682

Cash flows from investing activities:
 Proceeds from sale of property, plant and  equipment       17,464,443                  7,952,685                   214,925
 Payments for purchases of property, plant and
  equipment                                               (114,728,915)               (15,145,562)               (5,678,962)
 Payments of future development costs                       (1,775,293)                 1,870,749                        --
 Loans to a related party                                   (7,793,713)                        --                        --
 Change in construction related payables                       679,609                 (1,471,738)                  (83,486)
                                                          -------------              -------------             -------------
    Net cash used in investing activities                 (106,153,869)                (6,793,866)               (5,547,523)

Cash flows from financing activities:
 Proceeds from line-of-credit borrowings                            --                  5,000,000                        --
 Repayments of line-of-credit borrowings                            --                 (5,000,000)                       --
 Net proceeds from additions to long-term debt              100,239,271                 8,794,062                   377,185
 Principal payments on long-term debt                          (106,526)               (2,362,515)               (3,874,175)
 Distributions to limited partner                                    --                  (193,056)                       --
                                                          -------------              -------------             -------------
    Net cash provided by financing activities               100,132,745                 6,238,491                (3,496,990)
                                                          -------------              -------------             -------------
Net (decrease) increase in cash and cash equivalents         (6,202,888)                9,384,905                 2,325,169
Cash and cash equivalents:
 Beginning of year                                           17,593,442                11,390,554                20,775,459
                                                          -------------              -------------             -------------
 End of year                                              $  11,390,554               $20,775,459               $23,100,628
                                                          -------------              -------------             -------------
                                                          -------------              -------------             -------------


                           See accompanying notes.



                                BOOMTOWN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of Boomtown, Inc. (the "Company" or "Boomtown"), a Delaware corporation and all of its controlled subsidiaries and partnerships. The significant operating subsidiaries include gaming operations in Reno, Las Vegas ("Blue Diamond"), Biloxi ("Mississippi Partnership") and New Orleans ("Louisiana Partnership"). All significant intercompany accounts and transactions have been eliminated.

    BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") -On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio") of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization, for income tax purposes and will be accounted for as a purchase for financial reporting purposes.

    USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks, interest bearing deposits and highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost which approximates market. The Company paid interest of approximately $107,000 (net of $5,895,000 capitalized), $13,111,000 (net of $701,000 capitalized), and $13,793,000 (none capitalized) and income taxes of approximately $1,089,000, $746,000, and $688,500 during the years ended September 30, 1994, 1995 and 1996, respectively. Long-term debt incurred for the purchase of property and equipment during the years ended September 30, 1994, 1995 and 1996 amounted to approximately $6,296,000, $1,677,000 and
$2,763,000, respectively.

    Included in cash and cash equivalents at September 30, 1995 was approximately $2,400,000 held for future construction by the Mississippi Partnership (Note 7).

    CONCENTRATIONS OF CREDIT RISK - The Company places its cash in short-term investments which potentially subject the Company to concentrations of credit risk. Such investments are made with financial institutions having a high credit quality and are collateralized by securities issued by the United States Government and other investment grade securities.



                                BOOMTOWN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVENTORIES - Inventories consist primarily of fuel and petroleum products, food and beverage stock and hotel linens, uniforms and supplies and are stated at the lower of cost (determined using the first-in, first-out method) or market.

    DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property, plant and equipment is provided on the straight-line method over the lessor of the estimated useful lives of the respective assets or the lease term. The estimated useful lives for each class of fixed assets are as follows:

                Buildings and improvements    20-35 years
                Furniture and fixtures         7-10 years
                Gaming equipment               5-10 years
                Outdoor signs                 10-20 years
                Other assets                   3-15 years

    In connection with the Swap Agreement (see Note 4) Blue Diamond's property and equipment were written down to net realizable value as of September 30, 1996 and depreciation and amortization ceased.

    INTANGIBLES - Goodwill relates to the acquisition of the Reno property in 1988 and the investment in lease (at September 30, 1995) which resulted when the Company purchased the remaining 50% ownership interest in Blue Diamond (Note 4). Also, as more fully discussed in Note 4, Blue Diamond had an option to purchase the Resort during a period of six months beginning in May 1996, and ending in November 1996. However, through execution of the "Swap Agreement" as discussed in Note 4, Roski and Boomtown entered into an agreement to terminate the "Property Lease", whereby Boomtown would immediately cease operations of the Blue Diamond Resort simultaneous with the closing of Boomtown's merger with Hollywood Park, Inc., as previously discussed. As a result of the Swap Agreement, the investment in lease was expensed in fiscal 1996. Goodwill is being amortized on the straight-line method over twenty-five years. Accumulated amortization at September 30, 1995 and 1996 was approximately $3,314,000 and $3,145,000, respectively.

    The carrying value of intangibles is periodically evaluated by management and if facts and circumstances (including undiscounted cash flows) indicate an impairment, the amount is reduced and an impairment loss is recorded.

    GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying consolidated statements of operations exclude the retail value of rooms, food and beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                               BOOMTOWN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Years ended September 30,
                                    ----------------------------------
                                    1994           1995        1996
                                 ----------  -----------   -----------

    Food and beverage            $5,433,000  $11,638,000   $12,746,000
    Hotel                           172,000      400,000       299,000
    Other                            43,000      167,000       210,000
                                 ----------  -----------   -----------
    Total costs allocated to
     gaming operating expenses   $5,648,000  $12,205,000   $13,255,000
                                 ----------  -----------   -----------


    STOCK BASED COMPENSATION - The Company accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

    ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 1994, 1995 and 1996 totaled approximately $2.6 million, $6.7 million and $6.3 million, respectively.

    FUTURE DEVELOPMENT COSTS - The Company capitalizes costs associated with new gaming projects until 1) the project is no longer considered viable and the costs are expensed or 2) the likelihood of the project is relatively certain and the costs are reclassified to pre-opening and expensed when operations commence. During the year ended September 30, 1995, the Company expensed approximately $6.1 million of future development costs. During fiscal 1996, future development costs were approximately $1.6 million and included costs associated with its pending merger with Hollywood Park, Inc. and its proposed gaming project in the state of Indiana. These amounts are classified as discontinued projects and future development costs in the accompanying statements of operations.

    PRE-OPENING EXPENSES - Pre-opening expenses were associated with the acquisition, development and opening of the Company's new casino resorts. These amounts were expensed in fiscal 1994, when the casinos commenced operations and include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the property and are non-recurring in nature.


                                    BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the

Company to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes and classifies deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.

    MINORITY INTEREST - Minority interest represents the minority limited partners' proportionate share of the equity and operations of the consolidated partnerships.

    NET LOSS PER SHARE - Net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

    Fully diluted loss per share amounts are the same as primary per share amounts for the periods presented.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.

2.  ISSUANCE OF COMMON STOCK AND WARRANTS

    During October 1992, the Company sold 2,901,786 shares of common stock in an initial public offering which generated net proceeds of approximately $26 million after deducting underwriting discounts and expenses. In addition, a stockholder of the Company (the "Selling Stockholder") sold 835,714 shares of common stock in the public offering and received proceeds to repay a subordinated term note and $2 million to redeem all of its outstanding preferred stock held by the Selling Stockholder.

    In connection with the Company's initial public offering, the Company sold to the underwriters for an aggregate of $25,000, warrants to purchase 162,500 shares of the Company's common stock at $12 per share. The warrants expire October 1997 and 50% became exercisable in October 1993 and the remaining 50% became exercisable in October 1994. At any time after October 1994 and prior to the expiration of the warrants, the holders have a one time right to demand a registration of the underlying shares, with expenses of such registration to be paid by the Company.

    During June 1993, the Company sold 2,223,380 shares of common stock in a public offering which generated net proceeds of approximately $57.2 million after deducting underwriting discounts and expenses. The proceeds were used to fund a portion of the construction costs of the new gaming facilities and for general corporate purposes. In addition, a stockholder of the Company sold 1,686,620 shares of common stock in the public offering and received proceeds, net of underwriting discounts, of $43.9 million.

    During November 1993, in connection with the placement of the First Mortgage Notes (Note 5), the Company issued 472,500 warrants to purchase Common Stock at $21.19 per share. The warrants became exercisable on December 10, 1993, and expire on November 1, 1998.

                                   BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                      September 30,
                                              --------------------------------

                                                  1995               1996
                                              ------------        ------------

    Buildings and improvements                $102,979,000        $105,097,000
    Equipment                                   24,834,000          29,834,000
    Boat                                        18,925,000          18,925,000
    Land and land improvements                  17,397,000          17,690,000
    Furniture and fixtures                      13,166,000          13,428,000
    Construction-in-progress                     1,631,000           1,370,000
                                              ------------        ------------
                                               178,932,000         186,344,000
    Less accumulated depreciation
       and amortization                         27,977,000          35,949,000
    Write-down of assets in connection
       with the Swap Agreement (see Note 4)            --            5,065,000
                                              ------------        ------------

                                              $150,955,000        $145,330,000
                                              ------------        ------------
                                              ------------        ------------

    The construction-in-progress amounts at September 30, 1995 and 1996, relate primarily to the costs associated with the on-going construction of the land-based facility in Harvey, Louisiana.

    Amortization of leased assets is included in depreciation and amortization expense.

4.  RELATED PARTY TRANSACTIONS

    STOCKHOLDER NOTE - the note receivable from a stockholder was issued in connection with the stockholder's purchase of the Company's common stock and therefore has been presented as a reduction of common stock in the accompanying consolidated balance sheets. This note, as amended, bears interest at 6 % with interest and principal payable in four annual installments commencing December 31, 1996.

    IVAC NOTE - prior to the commencement of operations at Boomtown Las Vegas, the Company loaned IVAC, a California general partnership controlled by Edward P. Roski ("Roski") and a member of the Company's Board of Directors (the "Stockholder"), approximately $27.3 million (the "IVAC Notes") for purposes of constructing the Blue Diamond Resort (the "Resort"). One of the notes has a principal balance of $7.5 million and the other note, a variable principal note, has a principal balance of $19.8 million at September 30, 1995 and 1996, and both notes bear interest at 10%. These notes were written down to their net realizable value under the Swap Agreement of approximately $8.5 million at September 30, 1996. The IVAC Notes are secured by separate deeds of trust on the resort, which deeds of trust are subordinate to separate deeds of trust securing Blue Diamond and the Company's obligations in connection with the Indenture. As defined in the terms of the IVAC Notes, interest became payable upon commencement of Blue Diamond's Las Vegas operations. Interest income related to the IVAC Notes amounted to approximately $2,729,000

                                   BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RELATED PARTY TRANSACTIONS (CONTINUED)

during the years ended September 30, 1995 and 1996, respectively and offsets a portion of the rent discussed in the following paragraph. Interest receivable from IVAC at September 30, 1995 and 1996 amounted to approximately $227,000, respectively.

    Prior to commencing gaming operations at the Las Vegas site on May 20, 1994, the Company owned 50% of Blue Diamond and the Stockholder owned the remaining 50% of Blue Diamond. After commencement of operations of Blue Diamond, the Company exercised its option to purchase all of the stockholder's ownership interest in Blue Diamond for 714,286 shares of the Company's common stock. Blue Diamond is leasing the resort from IVAC for an initial term of five years with certain renewal options in certain very limited circumstances. Blue Diamond had an option to purchase the resort from IVAC exercisable during a period of six months beginning in May 1996, in exchange for, at IVAC's option, either 1) shares of the Company's common stock (which would be at a minimum of 2.5 million shares) or 2) cash (which amount would be a minimum of $33 million). At the time of exercise, the investment in lease would be capitalized as a part of the resort purchase price. In addition, the Company's loans to IVAC including accrued interest (preceding paragraph) would be capitalized as part of the resort purchase price.

    TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and will have an unsecured promissory note (the "Second Note") equal in amount to the note to be issued by Hollywood Park to Roski for the purchase of his Boomtown Common Stock referred to in a following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and will provide for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the Swap Agreement). The Second Note will have an interest rate equal to the prime rate plus one-half percent (.5%) per annum and will provide for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

    In exchange for its interest in the Resort, the Company will receive notes from Roski payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal

                                 BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RELATED PARTY TRANSACTIONS (CONTINUED)

amount on the Notes where defined. The Swap would be effected immediately following the Merger which is expected to be completed by the end of the first quarter of calendar 1997.

    In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the

Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort prior to the Swap and Roski will be responsible for the liabilities of the Resort subsequent to the Swap. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the Exchange Date.
 Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC Notes would be required to be repaid to Boomtown at such time.

    Additionally, on August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for its market price on the date of the Swap (estimated to be $3.5 million). The purchase price of will be paid through the issuance of an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

    The Company took a non-cash, pre-tax charge of $36.6 million related to the Swap Agreement. The charge is comprised of the write-off of the Company's investment in lease of $12.7 million, an $18.9 million write-down of the related party notes receivable to $8.5 million and the write-down of the remaining net assets less the liabilities assumed by Roski of $5.0 million. In the event that the actual amount of the Second Note is less than $3.5 million the Company will incur an additional loss on the sale of Blue Diamond.

    The Company owns an 85% interest in the Mississippi Partnership. As a result of executing a lease for the property upon which the Mississippi Partnership's Biloxi, Mississippi gaming facility is located (Note 7), a 15% limited partnership interest was transferred to an individual (the "Lessor") in lieu of base rent payments for the first two years. After three years of operation, either the Company or the Lessor may exercise an option to convert the Lessor's ownership interest into the Company's common stock or cash, at the option of the Lessor, at an amount calculated per the agreement which is based upon a multiple of earnings.

    The Company owns a 92.5% interest in the Louisiana Partnership. The remaining 7.5% limited partnership interest is owned by the Lessor identified in the preceding paragraph (the "Partner"). Quarterly distributions to all partners, will be required in both the Mississippi Partnership and the Louisiana Partnership based upon the pro-rata share of cash flow generated, as

                                     BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RELATED PARTY TRANSACTIONS (CONTINUED)

defined. Subsequent to year-end the Company entered into an agreement to purchase the lessor's 7.5% partnership interest (see Note 13).

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                   September 30,
                                           ----------------------------
                                              1995            1996
                                           -----------     ------------
    11.5% first mortgage notes
      (net of unamortized discount
       of approximately $2,657,000
       and $2,448,000 as of
       September 30, 1995 and
       1996, respectively)                $100,842,000    $101,052,000
    13% note payable                         4,336,000       3,227,000
    Capital lease obligations                1,126,000       2,734,000
    11.5% notes payable                      2,431,000       1,300,000
    12.25% note payable                        760,000         448,000
                                           -----------     -------------

                                           109,495,000     108,761,000
    Less amounts due within one year         2,948,000       5,032,000
                                           -----------     -----------
                                          $106,547,000    $103,729,000
                                           -----------     -----------
                                           -----------     -----------

    On November 24, 1993, the Company completed the private placement of $103.5 million of 11.5% First Mortgage Notes Due November 2003 (the "Notes"). Interest on the Notes is payable semi-annually. The Notes will be redeemable at the option of the Company, in whole or in part, on or after November 1, 1998, at a premium to the face amount ($103.5 million) which decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The Notes are secured by substantially all of the Company's assets.

    The Indenture governing the Notes places certain business, financial and operating restrictions on the Company and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of the Company and redemptions of subordinated debt; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

    The 13%, 11.5% and 12.25% notes payable are secured by property, plant and equipment with net book values of approximately $17,296,000, $2,922,000 and $718,000, at September 30, 1996. The notes mature in January 1999, September 1997, and January 1998, respectively.

    The capital lease obligations are secured by equipment with a net book value of $3,632,000 at September 30, 1996. The capital lease obligations mature between September 1997 and January 1998.

                                    BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LONG-TERM DEBT (CONTINUED)

    Principal maturates of long-term debt by fiscal year as of September 30, 1996 are as follows:

                           1997         $5,032,000
                           1998          2,084,000
                           1999            593,000
                           2000                 --
                           2001                 --

                     Thereafter        103,500,000
                                      ------------
                                      $111,209,000
                                      ------------
                                      ------------

6.  INCOME TAXES

    The (benefit) provision for income taxes consists of the following:

                                             Years ended September 30,
                                   -----------------------------------------
                                       1994          1995            1996
                                   ------------   ----------      ----------
    Current:
      Federal                      $   947,000   ($1,805,000)     ($669,000)
      State                            195,000       768,000        870,000
                                   ------------   ----------      ----------
                                     1,142,000    (1,037,000)       201,000
    Deferred (primarily federal)    (3,921,000)    1,913,000        593,000
                                   ------------   ----------      ----------
                                   ($2,779,000)     $876,000       $794,000
                                   ------------   ----------      ----------

    The difference between the Company's (benefit) provision for income taxes as presented in the accompanying consolidated statements of operations and a provision (benefit) for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings (loss):

                                                    Years ended September 30,
                                                  -----------------------------
                                                   1994        1995       1996
                                                  -------    --------    ------

    Income tax (benefit) provision
        at the statutory rate                     (34.0%)     (34.0%)    (34.0%)
      Goodwill amortization                         1.6         8.3         .8
      Meals and entertainment                       1.3        17.5         .4
      Loss on investments                           5.4          --         --
      Loss on sale of Blue Diamond                   --          --       31.7
      State income taxes, net of federal benefit   (1.4)       41.0        1.8
      Merger costs                                   --          --        1.3
      Operating loss benefit limitation              --         8.0         --
      Others, net                                    .9         3.0         .3
                                                  ------      -----       -----
                                                  (26.2%)      43.8%       2.3%
                                                  ------      -----       -----
                                                  ------      -----       -----

                                            BOOMTOWN, INC.

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (CONTINUED)

    The significant components of the deferred income tax assets and liabilities included in the accompanying consolidated balance sheets are as follows:

                                                                September 30,
                                                      -------------------------------
                                                          1995                1996
                                                      -----------          ----------
    Deferred income tax assets:
         Pre-opening costs, net of amortization        $3,768,000          $2,607,000
         Compensation accrued for stock




           appreciation rights and stock option plans   1,062,000           1,062,000
         Loss on sale of Blue Diamond                          --           1,722,000
         Alternative minimum tax credit
           carryforwards                                  887,000           1,071,000
         Capital loss carryforwards                       575,000           6,911,000
         Operating loss carryforwards                     160,000             160,000
         Merger expenses                                       --             402,000
         Accrued expenses                               1,410,000           1,829,000
         Less valuation allowance - loss
           carryforwards and merger expenses             (735,000)         (7,473,000)
                                                      -----------          ----------

                                                        7,127,000           8,291,000

    Deferred income tax liabilities:
         Excess of book basis over tax basis
           of assets acquired                           3,232,000           3,187,000
         Depreciation                                   3,692,000           5,466,000
         Prepaid expenses                               1,322,000           1,101,000
         State deferreds                                       --             249,000
                                                      -----------          ----------
                                                        8,246,000          10,003,000
                                                      -----------          ----------
         Net deferred income tax (liability) asset    ($1,119,000)         $1,712,000
                                                      -----------          ----------
                                                      -----------          ----------

7.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES - The Company and its subsidiaries lease facilities, billboards and certain equipment under noncancelable operating lease arrangements with terms in excess of one year. The aggregate future minimum annual rental commitments as of September 30, 1996 under operating leases having noncancelable lease terms in excess of one year are as follows:



                                    BOOMTOWN, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

                           Related Party
                             (Note 4)            Other
                           -----------         -----------

    1997                   $ 5,429,000         $10,257,000
    1998                     5,429,000           3,437,000
    1999                     3,456,000           1,568,000
    2000                            --             451,000
    2001                            --             340,000
    Thereafter                      --             871,000
                           -----------         -----------
                           $14,314,000         $16,924,000
                           -----------         -----------
                           -----------         -----------

    TERMINATION OF LAS VEGAS PROPERTY LEASE - as more fully discussed in Note 4 the Company entered into the Swap Agreement pursuant to which Boomtown will be released from its obligations under the Resort Lease.

    BARGE LEASE - The Mississippi Partnership sold the barge in Biloxi, Mississippi and the building upon the barge housing the casino to HFS Gaming Corporation ("HFS"), a Delaware corporation. $2.4 million of the $11 million sales price was held by the Company to be used for the development and construction at the Mississippi casino site. Simultaneously with the sale, the Mississippi Partnership leased the barge and building for 25 years and was granted the option to purchase the leased asset for fair market value at the end of the lease or upon the occurrence of certain events as defined in the lease agreement. In the event of default by the Mississippi Partnership, HFS may terminate the lease or require the Mississippi Partnership to repurchase the assets for fair market value. HFS agreed to provide certain marketing services for the Mississippi Partnership. The Mississippi Partnership will pay HFS aggregate rent under the lease and payments for services under the marketing agreement equal to approximately 20% of the annual adjusted earnings before interest, taxes, depreciation and amortization, as defined, for the Partnership (including the proposed hotel). As the lease payments represent contingent rentals, they are excluded from the future minimum annual rental commitments schedule above. HFS subsequently transferred its contractual rights to National Gaming Corporation, Inc. ("NGC").

    In November, 1995 Boomtown executed an agreement with NGC whereby the $2.4 million was returned to NGC in return for reduction of the EBITDA distributions from 20% to 16%. Additionally, the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997, but is renewable for an additional two years for $100,000 a year.

    TIDELANDS LEASE - The Mississippi Partnership leases submerged tidelands at the casino site from the State of Mississippi. Annual rent is $525,000 and the term of the lease is ten years with a five-year option to renew. Rent in the second five-year period of the lease will be determined in accordance with Mississippi law. Annual rent in the five-year renewal term will be based on an appraisal obtained by the State of Mississippi.
                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    LAND LEASE WITH A RELATED PARTY - The Company signed an agreement to lease property through the Mississippi Partnership intended for the development, construction and operation of the Mississippi gaming facility. The Mississippi Partnership invested $2 million as a long-term deposit on the lease and committed to annual rentals of base rent (estimated at $2 million) and percentage rent (5% of adjusted gaming win over $25 million), plus $200,000 per year during the first ten years of the lease. The Mississippi Partnership exchanged a 15% interest with the lessor in lieu of base rent payments for the first two years. Rent expense is being charged to operations for the two year period and the lessor's limited partner capital account is being credited. The lease term is 99 years and is cancelable upon one year's notice.

    RENTAL EXPENSE - Included in the accompanying consolidated statements of operations, rental expense was approximately, $3,879,000 (including $389,000 in contingent rentals), $16,102,000 (including $511,000 in contingent rentals) and $19,243,000 (including $729,000 in contingent rentals) during the years ended September 30, 1994, 1995 and 1996, respectively. During the years ended September 30, 1994, 1995, and 1996, $2,418,000, $8,140,000 and $8,363,000,
respectively, of rental expense was with related parties.

    SELF-INSURANCE - The Company maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims aggregating between $50,000 and $75,000 or more per individual during the policy year are fully covered by insurance. Management has established reserves considered adequate to cover estimated future payments on claims incurred through September 30, 1996.

    GAMING LICENSE REQUIREMENTS - In October 1994, the Mississippi Gaming Commission adopted a regulation that requires, as a condition of licensure or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Company believes they have satisfied this requirement, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Partnership will be successful in completing such a project or that the Partnership would be able to obtain a waiver if the Partnership decides not to build.

8.  FUNFLIGHT PROGRAM

    The Company operates a gaming junket program under the name Boomtown FunFlights. This program contracts with agents in various cities to book passengers on a chartered airplane for either overnight or "turn-around" flights to Boomtown Reno. The agents are paid a commission for each passenger booked. The passenger pays a nominal "boarding fee" which is recorded as revenue upon the passenger's arrival at the casino. The Company pays all costs associated with this program.



                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCK OPTION PLANS

    STOCK OPTION PLAN - On March 8, 1991, the Company's Board of Directors adopted a non-qualified stock option plan for officers and key employees (the "Option Plan"). The Option Plan authorized the grant of up to 198,744 shares of the Company's common stock. All available shares under the Option Plan were granted retroactive to October 1, 1989 to one individual at $.66 per share subject to certain contingent exercisability provisions. This option was amended in 1992, to provide full vesting and exercisability as of June 30, 1992, and it expires in March 2001.

    The Option Plan was amended and restated on September 10, 1992 to provide for the granting to employees of the Company of incentive stock options and for the granting of non-statutory stock options and stock purchase rights to employees and consultants of the Company. The options granted will be for various terms not exceeding ten years and will vest over periods determined at the date of grant. The exercise price for incentive stock options granted will be not less than the fair market value of the common stock at the date of grant. At September 30, 1996, the total number of shares reserved for issuance under the Option Plan is 1,892,066 of which options to purchase 1,726,742 shares have been granted at exercise prices ranging from $.66 to $6.25 per share. At September 30, 1996, options to purchase 586,992 shares of the Company's common stock at exercise prices ranging from $.66 to $6.25 per share were exercisable.

    During the year ended September 30, 1996 the Company's Board of Directors repriced certain non-executive options of the Option Plan totaling 165,000 shares to $9.00 from prices ranging from $11.50 to $20.75. Subsequently a repricing occurred concurrent with the Merger Agreement (April 23, 1996) whereby virtually all options outstanding, under the Option Plan as of such date were repriced to $6.25.

    1992 DIRECTORS' OPTION PLAN - On September 10, 1992, the Company's Board of Directors adopted a directors' option plan (the "Directors' Plan") whereby each non-employee director is granted an option to purchase 3,900 shares of the Company's' common stock upon joining the Board and an option to purchase 1,300 shares of common stock on each anniversary date thereafter during their tenure as a director. The options granted have a ten-year term and vest ratably over a three-year period. The exercise price is the fair market value of the common stock on the date of grant. Options granted under the Directors' Plan may be exercised only (1) while the optionee director is serving as a director on the Company's Board, (2) within twelve months after termination by death or disability, or (3) within three months after termination as a director for any other reason. A total of 45,000 share have been granted under this plan at original exercise prices ranging from $4.88 to $26.50 per share. At September 30, 1996, options to purchase 19,064 shares of the Company's common stock at prices ranging from $12.00 to $26.50 were exercisable under this plan.

    1993 EMPLOYEE STOCK BONUS PLAN - On February 25, 1993, the Company's Board of Directors adopted a Stock Bonus Plan (the "Bonus Plan") which covers certain employees of the Company. The Company has authorized and reserved 5,000 shares of common stock for granting under the Bonus Plan. The shares granted under the plan vest ratably over a four-year period. At September 30, 1996, the Company has not granted any shares under the Bonus Plan.

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. 401(k) PLAN

    On January 1, 1993, the Company's Board of Directors approved a voluntary savings and investment plan (the "401(k) Plan"). The 401(k) Plan is available to all eligible employees of the Company and subsidiaries. Under the 401(k) Plan the Company will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Company's 401(k) Plan expense was approximately, $233,000, $384,000 and $623,000 during the years ended September 1994, 1995, and 1996, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported on the accompanying consolidate balance sheets for cash and cash equivalents approximates their fair value.

NOTES RECEIVABLE: The fair value of the Company's notes receivable at September 30, 1995 was estimated by discounting the future cash flows using interest rates determined by management to reflect the credit risk and remaining maturities of the related notes receivable. The September 30, 1996 value was based on the negotiated price with Roski as discussed in Note 4.

11.5% FIRST MORTGAGE NOTES: The fair value of the Company's other long-term notes are estimated based upon market quotes of notes with similar characteristics and remaining maturities.

OTHER LONG-TERM DEBT: The fair values of the Company's notes payable and capital lease obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing instruments.

    The carrying amounts and fair values of the Company's financial instruments at September 30, 1995 and 1996 are as follows:

                                              September 30, 1995
                                      ---------------------------------
                                        Carrying
                                         Amount             Fair Value
                                      ------------        -------------

         Cash and cash equivalents    $ 20,775,000         $20,775,000
         Notes receivable             $ 27,294,000         $26,652,000
         11.5% first mortgage notes   $100,842,000         $95,738,000
         Other long-term debt         $  8,653,000         $ 8,390,000



                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                              September 30, 1996
                                      ---------------------------------
                                        Carrying
                                         Amount             Fair Value
                                      ------------        -------------

         Cash and cash equivalents    $ 23,101,000        $ 23,101,000
         Notes receivable             $  8,683,000        $  7,947,000
         11.5% first mortgage notes   $101,052,000        $106,605,000
         Other long-term debt         $  7,709,000        $  7,606,000

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

    In connection with the Notes issued in November 1993 (Note 5), the subsidiaries of the Company (guarantor entities) have guaranteed the Notes. Summarized consolidating financial information follows:

                 SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION
                As of and for the year ended September 30, 1996
                                 (in thousands)

                                                   Guarantor Entities
                                         ----------------------------------------
                              Boomtown,   Blue Diamond   Boomtown     Non-wholly     Elimination's &      Boomtown
                                Inc.        Hotel &       Hotel &        Owned      Reclassifications       Inc.
                            (parent co.)  Casino, Inc.  Casino, Inc.  Subsidiaries       Dr(Cr)        (consolidated)
                            -----------------------------------------------------------------------------------------
                                              (1)           (2)            (3)            (4)

Current assets                  $ 24,346       $ 4,756       $ 6,779      $ 11,170          ($ 10,373)      $ 36,678
Advances to affiliates           112,391            --            --            --           (112,391)            --
Non-current assets                44,360         3,080        59,576        96,087            (33,793)       169,310
                                --------       -------       -------      --------           --------       --------
                                $181,097       $ 7,836       $66,355      $107,257          ($156,557)      $205,988
                                --------       -------       -------      --------           --------       --------
                                --------       -------       -------      --------           --------       --------

Current liabilities             $  6,652       $11,054       $ 4,523      $ 15,178          ($ 10,373)      $ 27,034
Non-current liabilities          106,159            --           209         2,460               (261)       108,567
Advances from parent                  --        33,785        11,479        67,127           (112,391)            --
Equity                            68,286       (37,003)       50,144        22,492            (33,532)        70,387
                                --------       -------       -------      --------           --------       --------
                                $181,097       $ 7,836       $66,355      $107,257          ($156,557)      $205,988
                                --------       -------       -------      --------           --------       --------
                                --------       -------       -------      --------           --------       --------

Revenues                        $     --       $44,721       $67,618      $123,703           $     --       $236,042
Income (loss) from operations  ($ 21,455)     ($26,007)      $ 3,602      $ 18,596           $     --      ($ 25,264)
Equity in earnings (loss)
  of consolidated
  subsidiaries and
  partnerships                 ($ 12,559)      $    --       $    --      $     --           $ 12,559       $     --
Net loss                       ($ 22,499)     ($24,194)      $ 1,496      $  9,494           $    645      ($ 35,058)
                                --------       -------       -------      --------           --------       --------
                                --------       -------       -------      --------           --------       --------

Net cash provided by (used in)
  operating activities          $  1,503      ($ 3,606)     ($   308)     $ 13,781           $     --       $ 11,370
Net cash used in
  investing activities                            (544)       (1,928)       (3,075)                --         (5,547)
Net cash provided by (used in)
  financing activities            (1,857)        4,083         4,564       (10,287)                --         (3,497)
                                --------       -------       -------      --------           --------       --------
Net increase (decrease) in cash
  and cash equivalents              (354)          (67)        2,328           419                 --          2,326
Cash and cash equivalents:
  Beginning of year               10,811         2,630         1,334         6,000                 --         20,775
                                --------       -------       -------      --------           --------       --------
  End of year                   $ 10,457       $ 2,563       $ 3,662      $  6,419           $     --       $ 23,101
                                --------       -------       -------      --------           --------       --------
                                --------       -------       -------      --------           --------       --------

Notes to Summarized Consolidated Financial Information (unaudited)

(1) Blue Diamond Hotel & Casino, Inc. is a wholly-owned subsidiary that is consolidate in the accompanying consolidated financial statements.

(2) Boomtown Hotel and Casino, Inc. is a wholly-owned subsidiary that is consolidated in the accompanying consolidated financial statements. These amounts do not include the operations of the Company's wholly-owned subsidiaries which are general partners of the Company's non-wholly owned subsidiaries. The operations of such wholly-owned subsidiaries are insignificant and have been included in the column "Non-wholly Owned Subsidiaries".

(3) "Non-wholly Owned Subsidiaries" include Boomtown, Inc's. wholly-owned subsidiaries in Mississippi and Louisiana and 100% of the assets, liabilities and equity of the limited partnerships formed to operate the gaming facilities in those states.

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Eliminations consist of Boomtown, Inc.'s (a) investment in the guarantor entities, (b) advances to the guarantor and non-guarantor entities and subsidiaries and (c) equity in earnings (loss) of consolidated subsidiaries and partnerships. The advances are subordinated in right of payment to the guarantees of the Notes.

13.  SUBSEQUENT EVENT

     On November 18, 1996 the Company entered into an agreement with Eric Skrmetta, the lessor, in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Louisiana Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. Terms of the agreement, required Boomtown to make a deposit of $500,000 by December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

                                 BOOMTOWN, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                 (IN THOUSANDS)


                                                    Additions   Deductions
                                       Balance at   Charged to  Write-offs,
                                      beginning of  Costs and     net of      Balance at
            Description                  Period      Expenses   Collections  End of Period
-----------------------------------   ------------  ----------  -----------  -------------


Year ended September 30, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts:      $ 29         $108        ($ 93)         $ 44

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts:      $ 44         $210        ($139)         $115

Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts:      $115         $283        ($223)         $175

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Executive Committee
Mississippi-I Gaming, L.P.,
a Mississippi Limited Partnership

We have audited the accompanying balance sheets of Mississippi-I Gaming, L.P. (the Partnership), a Mississippi limited partnership, as of September 30, 1995 and 1996, and the related statements of operations, and statements of partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New Orleans, Louisiana
October 31, 1996

                           MISSISSIPPI-I GAMING, L.P.

                                 BALANCE SHEETS
                                 (in thousands)

                                                     September 30,
                                               -------------------------
                                                  1995           1996
                                               ----------     ----------

ASSETS:
Current assets:
   Cash and cash equivalents                      $ 2,928        $ 2,907
   Accounts receivable, net                            55            148
   Inventories                                        511            363
   Prepaid expenses and other current assets        2,171          2,584
                                                  -------        -------
                 Total current assets               5,665          6,002

Property and equipment, at cost, net               33,837         35,671
Other assets                                        2,317          4,479
                                                  -------        -------
     Total assets                                 $41,819        $46,152
                                                  -------        -------
                                                  -------        -------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
Current liabilities:
   Accounts payable                               $   550        $   481
   Accrued compensation                               499            765
   Other accrued liabilities                        2,796          2,918
   Note payable - Boomtown, Inc.                   37,672         41,432
   Accrued interest payable - Boomtown, Inc.        2,399          2,651
   Long-term debt and capital lease
    obligations due within one year (Note 5)          284          1,570
                                                  -------        -------
               Total current liabilities           44,200         49,817

   Long-term debt and capital lease
    obligations due after one year (Note 5)           320             60

Commitments and contingencies (Note 6)

Partners' capital (deficit):
   General partner                                     --             --
   Limited partners                                (2,701)        (3,725)
                                                  -------        -------
               Total partners' capital (deficit)   (2,701)        (3,725)
                                                  -------        -------
     Total liabilities and partners'
      capital (deficit)                           $41,819        $46,152
                                                  -------        -------
                                                  -------        -------





                            See accompanying notes.

                           MISSISSIPPI-I GAMING, L.P.

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                   Years ended September 30,
                                              ----------------------------------
                                                 1994        1995        1996
                                              ----------  ----------  ----------

Revenues:
   Gaming (including funflight program)         $ 8,073     $41,675     $45,471
    Family entertainment center                     573       2,219       2,232
    Food and beverage                               541       2,396       2,953
    General Store                                    --          --         130
    Other income                                     14         237         386
                                                -------     -------     -------
                                                  9,201      46,527      51,172

Costs and expenses:
    Gaming (including funflight program)          3,211      17,193      15,054
    Gaming equipment leases                         190       2,281       2,313
    Family entertainment center                     261       1,046       1,141
    Food and beverage                               490       2,438       3,032
    General Store                                    --          --          98
    Marketing                                     1,259       5,479       7,345
    Management fee-Boomtown, Inc.                    --         756         732
    General and administrative                    1,577      12,681      13,544
    Property rent                                   623       4,365       4,011
    Pre-opening expenses                          5,476          --          --
    Depreciation and amortization                   234       1,338       1,683
                                                -------     -------     -------
                                                 13,321      47,577      48,953
                                                -------     -------     -------

Income (loss) from operations                    (4,120)     (1,050)      2,219
Interest expense, net of capitalized interest      (765)     (4,365)     (4,904)
Interest income                                      25          43          48
Gain on sale of assets                               --          --          59
                                                -------     -------     -------

    Net loss                                   ($ 4,860)   ($ 5,372)   ($ 2,578)
                                                -------     -------     -------
                                                -------     -------     -------

Net loss allocated to partners:
    General partner                            ($   226)   ($   166)   ($    54)
    Limited partners                             (4,634)     (5,206)     (2,524)
                                                -------     -------     -------

                                               ($ 4,860)   ($ 5,372)   ($ 2,578)
                                                -------     -------     -------
                                                -------     -------     -------



                            See accompanying notes.

                          MISSISSIPPI-I GAMING, L.P.

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                Years ended September 30, 1994, 1995 and 1996
                                (in thousands)

                                           Limited Partners       Total
                                       --------------------
                                                                      Partners'
                                  General     Boomtown                 Capital
                                  Partner       Inc.      Other       (Deficit)
                                  -------     --------   --------     ---------

Balances, September 30, 1993        $ --       $   --     $    --       $   --

    Capital contributions            250        4,750         389        5,389
    Net loss                       ( 226)     ( 4,283)    (   351)     ( 4,860)
                                    ----       ------      ------       ------

Balances, September 30, 1994          24          467          38          529

    Capital contributions            142           --       2,000        2,142
    Net loss                       ( 166)     ( 2,741)    ( 2,465)     ( 5,372)
                                    ----       ------      ------       ------

Balances, September 30, 1995          --      ( 2,274)    (   427)     ( 2,701)

    Capital contributions             54           --       1,500        1,554
    Net loss                       (  54)     (   863)    ( 1,661)     ( 2,578)
                                    ----       ------      ------       ------

Balances, September 30, 1996        $ --      ($3,137)    ($  588)     ($3,725)
                                    ----       ------      ------       ------
                                    ----       ------      ------       ------


                            See accompanying notes.


                           MISSISSIPPI-I GAMING, L.P.
                            STATEMENTS OF CASH FLOWS

                  Increase (decrease) in cash and cash equivalents
                                (in thousands)

                                                        Years ended September 30,
                                                     ------------------------------
                                                       1994       1995       1996
                                                     ---------   -------    -------
Cash flows from operating activities:
  Net loss                                           ($ 4,860)   ($5,372)   ($2,578)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Lease expense recorded in exchange
     for limited partnership interest                     389      2,000      1,500
    Depreciation and amortization                         234      1,338      1,683
    Gain (loss) on the sale of property
     and equipment                                   (     54)       146         35
  Changes in operating assets and liabilities:
    Accounts receivable, net                         (    267)       212    (    93)
    Inventories                                      (    596)        85    (   138)
    Prepaid expenses and other
      current assets                                 (  2,009)       288    (   413)
    Other assets                                     (  2,238)   (     1)   ( 2,295)
    Accounts payable                                      679    (   211)        15
    Accrued compensation                                  285        214        266
    Other accrued liabilities                           1,197      1,599        129
    Accrued interest payable - Boomtown, Inc.             760      1,639        252
                                                      -------     ------     ------
    Net cash provided by (used in)
    operating activities                            (  6,480)     1,937    ( 1,637)
                                                     -------     ------     ------

Cash flows from investing activities:
    Payments for purchases of property
     and equipment                                  ( 45,274)   ( 1,705)   ( 1,277)
    Reductions of other assets                             3         --         --
    Increase (decrease) in construction related
     payables                                            344    (   344)   (    82)
    Proceeds from sale of property and equipment      14,083         34         --
                                                     -------     ------     ------
        Net cash used in investing activities       ( 30,844)   ( 2,015)   ( 1,359)
                                                     -------     ------     ------

Cash flows from financing activities:
    Advances from Boomtown, Inc.                    (  3,088)        --         --
    Note payable-Boomtown, Inc., net                  36,780      1,033      3,814
    Proceeds from additions to long-term debt             --        857         --
    Principal payments on long-term debt                  --    (   253)   (   839)
    Equity investment by general partner                 250         --         --
    Equity investment by Boomtown, Inc.                4,750         --         --
                                                     -------     ------     ------
       Net cash provided by financing activities      38,692      1,637      2,975
                                                     -------     ------     ------

Net increase (decrease) in cash and
  cash equivalents                                     1,368      1,559    (    21)

Cash and cash equivalents:
   Beginning of year                                       1      1,369      2,928
                                                     -------     ------     ------
   End of year                                       $ 1,369     $2,928     $2,907
                                                     -------     ------     ------
                                                     -------     ------     ------

                            See accompanying notes.

                         MISSISSIPPI-I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

    BASIS OF PRESENTATION AND NATURE OF BUSINESS - Mississippi - I Gaming, L.P. (the "Partnership"), a Mississippi limited partnership, is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 80% limited partnership interest and through its wholly-owned subsidiary, Bayview Yacht Club, Inc. (a Mississippi corporation and the general partner of the Partnership), Boomtown owns an additional 5% general
partnership interest in the Partnership.   A 15% limited partnership interest
was transferred to an individual as a result of executing a lease for the property upon which the gaming facility is located (Note 6). Under the terms of the Partnership agreement, after three years of operation, either Boomtown or the lessor may exercise an option to convert the lessor's ownership interest into Boomtown common stock or cash at an amount calculated per the agreement which is based upon a multiple of earnings. The Partnership agreement also provides for quarterly distributions to be made to the partners. The Partnership also leases the casino barge and building from National Gaming Corporation for an amount equal to 16% of earnings before depreciation, interest and taxes.

    ADVERTISING - Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 1994, 1995 and 1996, totaled $585,000, $1.6 million and $1.8 million, respectively.

    USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Partnership's management to make estimates and assumptions that effect the amounts reported therein. Actual results could vary from such estimates.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. The Partnership considers highly liquid investments with original maturates of three months or less as cash equivalents. Purchases of property and equipment of approximately $83,000 are included in accounts payable in the accompanying balance sheet at September 30, 1995. Long-term debt (capital leases) incurred for the purchase of property and equipment during the year ended September 30, 1996 totaled approximately $1,981,000.

    CONCENTRATIONS OF CREDIT RISK - The Partnership places its cash in an interest bearing account with a financial institution. The account is collateralized by securities issued by the United States Government and other high-quality credit instruments.

    FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximately their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    INVENTORIES - Inventories consist primarily of food and beverage stock and uniforms, and are stated at the lower of cost (determined using the first-in, first-out method) or market.

                         MISSISSIPPI-I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

    DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment is provided on the straight-line method over the useful lives of the respective assets which range from three to thirty-five years. Amortization of certain lease costs is provided using the straight-line method over the term of the individual leases which range from three to ten years. Accumulated amortization of the lease costs as of September 30, 1995 and 1996 is $49,000 and $71,000, respectively. The unamortized balance of $173,000 and $151,000 is included in prepaid expenses on the accompanying balance sheet at September 30, 1995 and 1996, respectively.

    PRE-OPENING EXPENSES - Pre-opening expenses were associated with the acquisition, development and opening of the dockside casino. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the dockside casino. They were expensed when the Partnership commenced gaming operations on July 22, 1994.

    INCOME TAXES - No provision for income taxes has been made in the accompanying financial statements since any liability is that of the individual partners and not of the Partnership. The tax basis exceeded the book basis of the Partnership's assets and liabilities by approximately $3.0 million and $2.0 million at September 30, 1995 and 1996, respectively.

    GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Partnership recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                           Years ended September 30,
                                      ------------------------------------
                                        1994         1995          1996
                                      --------    ----------    ----------
     Food and beverage                $592,000    $3,068,000    $3,791,000
     Other                                  --        48,000        41,000
                                      --------    ----------    ----------

     Total costs allocated to gaming
       operating expenses             $592,000    $3,116,000    $3,832,000
                                      --------    ----------    ----------
                                      --------    ----------    ----------

    RECLASSIFICATIONS - Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.


                         MISSISSIPPI-I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

2.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

    The components of prepaid expenses and other current assets consist of the following:

                                          September 30,
                                     --------------------------
                                         1995          1996
                                     -----------    -----------

     Prepaid insurance premiums      $   672,000    $   789,000
     Land lease -related party                --        500,000
     Tidelands lease (Note 6)            416,000        394,000
     Other prepaid leases                645,000        339,000
     Prepaid taxes and licenses          182,000        184,000
     Other current assets                256,000        378,000
                                     -----------    -----------
                                     $ 2,171,000    $ 2,584,000
                                     -----------    -----------
                                     -----------    -----------

     The components of other assets consist of the following:

                                            September 30,
                                     --------------------------
                                         1995          1996
                                     -----------    -----------

     Pre-payment of property lease   $        --    $ 2,188,000
     Land lease -related party         2,000,000      2,000,000
     Other assets                        317,000        291,000
                                     -----------    -----------
                                     $ 2,317,000    $ 4,479,000
                                     -----------    -----------
                                     -----------    -----------

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                            September 30,
                                     --------------------------
                                         1995          1996
                                     -----------    -----------

     Buildings and improvements      $31,985,000    $32,864,000
     Equipment                         1,878,000      4,022,000
     Furniture and fixtures            1,362,000      1,649,000
     Land                                 96,000        226,000
     Construction in progress              1,000         16,000
                                     -----------    -----------
                                      35,322,000     38,777,000
     Less accumulated depreciation
         and amortization              1,485,000      3,106,000
                                     -----------    -----------
                                     $33,837,000    $35,671,000
                                     -----------    -----------
                                     -----------    -----------

     Equipment recorded under capital lease obligations totaled $1,981,000 with accumulated amortization of $123,000 at September 30, 1996.
Amortization of leased assets is included in depreciation and amortization expense.

                          MISSISSIPPI-I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

4.  NOTE PAYABLE - BOOMTOWN, INC.

    Note payable - Boomtown, Inc., consists of advances to the Partnership from Boomtown used to fund the pre-opening expenses, construction of the land-based facility and to acquire furniture, fixtures and equipment. The principal of the note is variable and is due on demand along with the interest. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to the accrued interest and then to principal. In addition, management of Boomtown has agreed to continue to fund the Partnership's negative cash flows.

    Certain cash payments were made by Boomtown on behalf of the Partnership, primarily while in the Partnership's development stage and are included in the accompanying statements of cash flows for the year ended September 30, 1994.

    During 1996 software leased under a capital lease by Boomtown was capitalized by the Partnership resulting in an increase in the note payable of approximately $221,000. Also, a payment made by Boomtown on behalf of the Partnership to secure a decrease in the barge lease (see Note 6) resulted in an increase in the note payable of approximately $2,480,000. Both of these transactions are included in the accompanying statement of cash flows for the year ended September 30, 1996.

    The Partnership incurred interest costs of $760,000 (net of $1,346,000 capitalized), $4,239,000 and $4,727,000 on advances and notes from Boomtown for the years ended September 30, 1994, 1995 and 1996, respectively. No interest was capitalized in 1995 or 1996.

    The advances, note payable, accrued interest payable and interest expense to Boomtown are eliminated in the consolidated financial statements of Boomtown.

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consists of the following:

                                            September 30,
                                     --------------------------
                                         1995          1996
                                     -----------    -----------
     11.5% Note payable              $   604,000        320,000
     Capital lease obligations                --      1,310,000
                                     -----------    -----------
                                         604,000      1,630,000
     Less amounts due within one year    284,000      1,570,000
                                     -----------    -----------
                                     $   320,000    $    60,000
                                     -----------    -----------
                                     -----------    -----------

    The note payable is secured by furniture, fixtures and equipment with net book values of approximately $657,000 and $569,000 at September 30, 1995 and 1996, respectively, and the note matures in September 1997. Interest of $85,000 and $55,000 was paid on this note during the years ended September 30, 1995 and 1996, respectively.

                          MISSISSIPPI-I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

    The capital lease obligations are secured by furniture, fixtures and equipment with net book values of approximately $1,858,000 at September 30, 1996. The obligations mature between August of 1997 and January 1999. Interest of $61,000 was paid on the obligations during the year ended September 30, 1996.

    Principal maturities of long-term debt and capital lease obligations by fiscal year as of September 30, 1996 are as follows:

                                     1997           $1,570,000
                                     1998               44,000
                                     1999               16,000
                                                    ----------
                                                    $1,630,000

6.  COMMITMENTS AND CONTINGENCIES

    DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes. The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases; limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

    The Partnership is a guarantor for a $1.1 million promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $442,000 at September 30, 1996.

    In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.2 million at September 30, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

    OPERATING LEASES - The Partnership leases its facilities and operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

    LAND LEASES WITH RELATED PARTIES - During 1993 Boomtown signed an agreement to lease property through the Partnership intended for the development, construction and operation of the gaming facility. The Partnership invested $2 million as a long-term deposit on the lease and committed to annual rentals of base rent (estimated at $2 million) and percentage rent (5% of adjusted gaming win over $25 million). The Partnership exchanged a 15% interest with the lessor

                         MISSISSIPPI-I GAMING, L.P.

                       NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) in lieu of base rent payments for the first two years of the lease. Rent expense was charged to operations for the two year period and the lessor's limited partner capital account is being credited. Boomtown or the lessor have an option to convert the lessors' partnership interest into Boomtown Common Stock (see Note 1). The lease term is 99 years and is cancelable upon one year's notice.

    BARGE LEASE UNDER AGREEMENT - On July 22, 1994, the Partnership sold the barge moored in Biloxi, Mississippi and the building upon the barge housing the casino to HFS Gaming Corp. ("HFS"), a Delaware corporation.
Approximately $2.4 million of the $11.0 million sales price was held by Boomtown to be used for the development and construction at the casino site. Simultaneously with the sale, the Partnership leased the barge and building for 25 years and was granted the option to purchase the leased asset for fair market value at the end of the lease or upon occurrence of certain events as defined in the lease agreement. In the event of default by the Partnership, HFS may terminate the lease or require the Partnership to repurchase the assets for fair market value. HFS agreed to provide certain marketing services for the Partnership. The Partnership will pay HFS aggregate rent under the lease and payments for services under the marketing agreement equal to approximately 20% of the annual adjusted earnings before interest, taxes, depreciation and amortization, as defined, for the Partnership (including the proposed hotel). As the lease payments represent contingent rentals, they are excluded from the future minimum annual rental commitments schedule below. HFS subsequently transferred the contract to National Gaming Corp. ("NGC").

    In November 1995 Boomtown executed an agreement with NGC whereby the $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000, the Partnership secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997, but is renewable for an additional two years at $100,000 per year.

    TIDELANDS LEASE - The Partnership leases submerged tidelands at the casino site from the State of Mississippi. Annual rent is $525,000 and the term of the lease is ten years with a five-year option to renew. Rent in the second five-year period of the lease will be determined in accordance with Mississippi law, based on an appraisal obtained by the State of Mississippi.

    The aggregate future minimum annual rental commitments as of September 30, 1996 under operating leases having noncancelable lease terms in excess of one year is as follows:

                                     1997           $3,393,000
                                     1998            1,430,000
                                     1999              843,000
                                     2000              409,000
                                     2001              340,000
                                     Thereafter        871,000
                                                    ----------
                                                    $7,286,000
                                                    ----------
                                                    ----------

                          MISSISSIPPI-I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Rental expense included in the accompanying statements of operations for the years ended September 30, 1994, 1995 and 1996 totaled $616,000, $7,388,000 and $7,557,000, respectively ($418,000, $2,711,000 and $2,934,000 with related parties, respectively). Of these amounts, $227,000, $6,877,000 and $6,827,000 represented minimum rentals, respectively and $389,000, $511,000 and $729,000 represented contingent rentals, respectively.

    SELF-INSURANCE - The Partnership maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims in excess of $50,000 for policy year ended February 28, 1995, and $75,000 for policy years ended February 28, 1996 and 1997, per individual are fully covered by insurance. Management has established reserves (approximately $489,000 at September 30,
1996) considered adequate to cover estimated future payments on claims incurred through September 30, 1994, 1995 and 1996.

    GAMING LICENSE REQUIREMENTS - In October 1994, the Mississippi Gaming Commission adopted a regulation that requires, as a condition of licensure or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Partnership believes they have satisfied this requirement, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Partnership will be successful in completing such a project or that the Partnership would be able to obtain a waiver if the Partnership decides not to build.

7.  401(k) PLAN

    The Partnership's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Partnership will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Partnership recorded $4,000, $35,000 and $112,000 of expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

8.  MANAGEMENT FEE

    Boomtown is responsible for managing the operations of the Boomtown subsidiaries (collectively the "Subsidiaries"). During 1995 and 1996 Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the years ended September 30, 1995 and 1996 the Partnership recorded Management Fees of $756,000 and $732,000, respectively (none in 1994).

                         MISSISSIPPI-I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

9.  OTHER EVENTS

    BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK")
- On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger, each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization for income tax purposes and the merger will be accounted for as a purchase for financial reporting purposes. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities, and is subject to the approval of other relevant gaming jurisdictions.

     On November 26, 1996 the Partnership paid approximately $500,000 to amend an operating lease for certain slot machines, whereby the Partnership will purchase the slot machines at the end of the lease term (August 1997) for approximately $554,000. The cost of the slot machines under this capital lease obligation is approximately $2.5 million and will be depreciated over the remainder of their useful lives.

                        MISSISSIPPI - I GAMING, L.P.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                               (IN THOUSANDS)

                                              Additions    Deductions
                                 Balance at   Charged to   Write-offs,
                                beginning of  Costs and      net of       Balance at
         Description               Period      Expenses    Collections   End of Period
----------------------------    ------------  ----------   -----------   -------------
Year ended September 30, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts:  $16          $92          ($74)          $34

Year ended September 30, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts:  $ 6          $43          ($33)          $16

Year ended September 30, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts:  $--          $ 6           $--           $ 6

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Executive Committee
Louisiana-I Gaming, L.P.,
a Louisiana Limited Partnership

We have audited the accompanying balance sheets of Louisiana-I Gaming, L.P. (the Partnership), a Louisiana limited partnership, as of September 30, 1995 and 1996, and the related statements of operations, and statements of partners' capital and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New Orleans, Louisiana
November 6, 1996,
   except for Note 9, as to which
   the date is November 18, 1996

                              LOUISIANA - I GAMING, L.P.

                                    BALANCE SHEETS
                                    (in thousands)

                                                              September 30,
                                                             1995            1996
                                                          ---------        ---------
ASSETS:
Current assets:
   Cash and cash equivalents                              $   3,072        $   3,512
   Accounts receivable, net                                     147               94
   Inventories                                                  567              205
   Prepaid expenses                                           1,369            1,357
                                                          ---------        ---------
               Total current assets                           5,155            5,168

Property and equipment, at cost, net (Note 2)                55,716            55,776
Other assets                                                    302               161
                                                          ---------        ---------
     Total assets                                         $  61,173        $  61,105
                                                          ---------        ---------
                                                          ---------        ---------

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                       $     732        $     704
   Accrued compensation                                         609              843
   Other accrued liabilities                                  2,787            2,907
   Note payable - Boomtown, Inc.                             36,290           25,695
   Accrued interest payable - Boomtown, Inc. (Note 3)           322              242
   Long-term debt due within one year (Note 4)                1,604            2,097
                                                          ---------        ---------
               Total current liabilities                     42,344           32,488

Commitment and contingencies (Note 5)

Long-term debt due after one year (Note 4)                    3,750            2,288

Deferred gain                                                   213              112

Partners' capital:
     General partner                                            743            1,301
     Limited partners                                        14,123           24,916
                                                          ---------        ---------
               Total partners' capital                       14,866           26,217
                                                          ---------        ---------
      Total liabilities and partners' capital             $  61,173        $  61,105
                                                          ---------        ---------
                                                          ---------        ---------

                               See accompanying notes.

                          LOUISIANA - I GAMING, L.P.

                           STATEMENTS OF OPERATIONS
                                (in thousands)


                                                           Years ended September 30,
                                                  -------------------------------------------
                                                      1994           1995            1996
                                                  ------------   ------------    ------------
Revenues:
   Gaming                                         $    12,100    $     72,157    $     69,674
    Family entertainment center                            --             789             884
    Food and beverage                                      41             589             583
    Cabaret                                                --             333             823
    Other income                                           61             435             567
                                                  ------------   ------------    ------------
                                                       12,202          74,303          72,531

Costs and expenses:
    Gaming                                              4,122          24,759          27,127
    Gaming equipment leases                                --             866           1,695
    Family entertainment center                            --             459             562
    Food and beverage                                      62             607             719
    Cabaret                                                --             208             683
    Other operating expenses                               --              --              80
    Marketing                                             574           3,762           4,295
    Management fee-Boomtown, Inc.                          --           1,068             960
    General and administrative                          3,355          20,887          17,292
    Pre-opening expenses                                5,272              --              --
    Depreciation and amortization                         249           2,415           2,741
                                                  ------------   ------------    ------------
                                                       13,634          55,031          56,154

Income (loss) from operations                      (    1,432)         19,272          16,377
Interest and other income (expense), net           (      521)  (       4,879)  (       4,305)
                                                  ------------   ------------    ------------
Net income (loss)                                  ($   1,953)   $     14,393    $     12,072
                                                  ------------   ------------    ------------

Net income (loss) allocated to partners:
    General partner                                ($      98)   $        720    $        604
    Limited partners                               (    1,855)         13,673          11,468
                                                  ------------   ------------    ------------
                                                   ($   1,953)   $     14,393    $     12,072
                                                  ------------   ------------    ------------
                                                  ------------   ------------    ------------

                               See accompanying notes.

                             LOUISIANA - I GAMING, L.P.

                           STATEMENTS OF PARTNERS' CAPITAL
                    Years ended September 30, 1994, 1995 and 1996
                                    (in thousands)


                                                 Limited Partners
                                            ----------------------        Total
                                 General     Boomtown                   Partners'
                                 Partner       Inc.        Other         Capital
                                 --------    --------     --------     -----------
Balances, September 30, 1993     $     --    $     --     $     --      $       --

    Capital contributions             250       4,750            1           5,001
    Net loss                    ($     98)  (   1,855)          --     (     1,953)
                                 --------    --------     --------     -----------

Balances, September 30, 1994          152       2,895            1           3,048

    Net income                        720      12,740          933          14,393
    Distributions               (     129)  (   2,252)   (     193)    (     2,574)
                                 --------    --------     --------     -----------

Balances, September 30, 1995          743      13,383          741          14,867

    Net income                        604      10,563          905          12,072
    Distributions               (      46)  (     572)   (     104)    (       722)
                                 --------    --------     --------     -----------

Balances, September 30, 1996     $  1,301    $ 23,374     $  1,542      $   26,217
                                 --------    --------     --------     -----------
                                 --------    --------     --------     -----------


                            See accompanying notes.

                          LOUISIANA - I GAMING, L.P.
                           STATEMENTS OF CASH FLOWS

                   Increase (decrease) in cash and cash equivalents
                                    (in thousands)

                                                     Years ended September 30,
                                                ---------------------------------
                                                  1994        1995        1996
                                                ---------   ---------   ---------
Cash flows from operating activities:
   Net income (loss)                            ($  1,953)   $ 14,393    $ 12,072
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
       operating activities:
    Depreciation and amortization                     249       2,415       2,741
    Loss (gain) on the sale of property
        and equipment                                  --         144   (      93)
Changes in operating assets and liabilities:
    Accounts receivable, net                    (      78)  (      69)         19
    Inventories                                 (     467)  (     100)        310
    Prepaid expenses                            (   1,225)  (     144)         11
    Other assets                                (      85)        109         112
    Accounts payable                                  299         433   (      28)
    Accrued compensation                              348         261         234
    Other accrued liabilities                       1,251       1,422         119
    Accrued interest payable-Boomtown, Inc.           132         190   (      79)
                                                ---------   ---------   ---------
        Net cash provided by
          (used in) operating activities        (   1,529)     19,054      15,418
                                                ---------   ---------   ---------

Cash flows from investing activities:
    Proceeds from sale of property
       and equipment                                   --       6,653           2
    Increase in construction related payables       1,128    (  1,128)         --
    Reductions of other assets                        151          --          --
    Payments for purchases of property
       and equipment                            (  52,641)   ( 10,943)   (  1,718)
                                                ---------   ---------   ---------
        Net cash used in investing activities   (  51,362)   (  5,418)   (  1,716)
                                                ---------   ---------   ---------

Cash flows from financing activities:
    Advances from Boomtown, Inc.                (   1,400)         --          --
    Note payable-Boomtown, Inc.                    51,917    ( 18,008)   ( 11,537)
    Loan costs                                         --    (    101)         --
    Proceeds from long-term debt                       --       6,206          --
    Principal payments on long-term debt               --    (  1,095)   (  1,725)
    Equity investment by general partner              250          --          --
    Equity investment by Boomtown, Inc.             4,750          --          --
    Equity investment by limited partner                1          --          --
    Partnership distributions                          --    (    193)         --
                                                ---------   ---------   ---------
       Net cash provided by (used in)
        financing activities                       55,518    ( 13,191)   ( 13,262)
                                                ---------   ---------   ---------

Net increase in cash and cash equivalents           2,627         445         440

Cash and cash equivalents:
    Beginning of year                                  --       2,627       3,072
                                                ---------   ---------   ---------
    End of year                                  $  2,627     $ 3,072    $  3,512
                                                ---------   ---------   ---------
                                                ---------   ---------   ---------

                                See accompanying notes

                              LOUISIANA - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

    BASIS OF PRESENTATION AND NATURE OF BUSINESS - Louisiana-I Gaming, L.P. (the "Partnership" or the "Company"), a Louisiana limited partnership is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 87.5% limited partnership interest and through its wholly-owned subsidiary, Louisiana Gaming Enterprises, Inc. (a Louisiana corporation and the general partner of the Partnership), Boomtown owns an additional 5% interest in the Partnership. The remaining 7.5% limited partnership is owned by an individual (see Note 9). The Partnership was formed on April 20, 1993 and was in the construction and development phase and had no operating revenues or expenses until commencing gaming operations on August 6, 1994. Under the terms of the partnership agreement, after three years of operation, either Boomtown or the individual may exercise an option to convert the individual's ownership interest in the Partnership into Boomtown common stock or cash, at an amount calculated per the partnership agreement. The partnership agreement also provides for quarterly distributions to be made to the partners.

    USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. The Partnership considers highly liquid investments with original maturates of three months or less as cash equivalents. The Partnership paid interest of approximately $387,000, $4,629,000 and $3,672,000 on a note payable to Boomtown in 1994, 1995 and 1996, respectively. Loan fees of $242,000 were excluded from proceeds of long-term debt acquired during the year ended September 30, 1995.

    FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    CONCENTRATION OF CREDIT RISK - The Partnership places its temporary cash in an interest-bearing account with a financial institution. The account is collateralized by securities issued by the United States Government and other high quality credit instruments.

    INVENTORIES - Inventories consist primarily of food and beverage stock and uniforms and are stated at the lower cost (determined using the first-in, first-out method) or market.

    ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $306,000, $1.4 million and $1.4 million in fiscal 1994, 1995 and 1996, respectively.

    DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is provided on the straight-line method over the useful lives of the respective assets which range from three to thirty-five years.

                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

    PRE-OPENING EXPENSES - Pre-opening expenses were associated with the acquisition, development and opening of the riverboat casino. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the dockside casino. Such amounts were expensed when the Partnership commenced gaming operations on August 6, 1994.

    INCOME TAXES - No provision for income taxes has been made in the accompanying financial statements since any liability is that of the partners and not of the Partnership. The book basis exceeded the tax basis of the Partnerships' assets and liabilities by approximately $220,000 and $3,300,000, respectively at September 30, 1995 and 1996.

    GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Partnership recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                              Years ended September 30,
                                          ---------------------------------
                                            1994         1995       1996
                                          --------   ----------  ----------
     Food and beverage                    $612,000   $2,092,000  $2,509,000
     Other                                   7,000        1,000       1,000
                                          --------   ----------  ----------
     Total costs allocated to gaming
          operating expenses              $619,000   $2,093,000  $2,510,000
                                          --------   ----------  ----------
                                          --------   ----------  ----------

    RECLASSIFICATIONS - Certain reclassification have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

2.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                 September 30,
                                          --------------------------
                                              1995           1996
                                          --------------------------
     Boat                                 $18,925,000    $18,925,000
     Buildings and improvements            28,201,000     28,299,000
     Land                                   4,943,000      4,943,000
     Equipment                              3,009,000      5,390,000
     Furniture and fixtures                 2,388,000      2,678,000
     Construction-in-progress                 505,000        506,000
                                          -----------    -----------
                                           57,971,000     60,741,000
     Less accumulated depreciation          2,255,000      4,965,000
                                          -----------    -----------
                                          $55,716,000    $55,776,000
                                          -----------    -----------
                                          -----------    -----------

    The construction-in-progress at September 30, 1995 and 1996, relates primarily to costs associated with the construction of level two of the land-based facility.

    Amortization of leased assets is included in depreciation and amortization expense.

                          LOUISIANA - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

3.  NOTE PAYABLE - BOOMTOWN, INC.

    Note Payable - Boomtown, Inc., consists of advances to the Partnership from Boomtown used to fund the pre-opening expenses, construction of the land-based facility and gaming boat and to acquire furniture, fixtures and equipment. The principal of the note is variable and is due on demand along with the interest. However, management of Boomtown will not require payments except to the extent of the Partnership's available cash flows. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to accrued interest and then to principal.

    Certain cash payments were made by Boomtown on behalf of the Partnership, primarily while in the Partnership's development stage, and are included in the accompanying statements of cash flows for the year ended September 30, 1994.

    The Partnership incurred interest costs of $2,844,000, $4,797,000 and $3,592,000 in 1994, 1995 and 1996 on advances and notes from Boomtown, of which $2,323,000 and $533,000 was capitalized in fiscal 1994 and 1995, respectively.

    The advances, note payable, accrued interest payable and interest expenses to Boomtown are eliminated in the consolidated financial statements of Boomtown.

4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                               September 30,
                                         -------------------------
                                            1995           1996
                                         -------------------------
    13% note payable                     $4,336,000     $3,227,000
    11.5% note payable                    1,018,000        538,000
    10.5% capital lease obligation               --        620,000
                                         ----------     ----------
                                          5,354,000      4,385,000
    Less amounts due in one year          1,604,000      2,097,000
                                         ----------     ----------
                                         $3,750,000     $2,288,000
                                         ----------     ----------
                                         ----------     ----------

    Principal maturates of long-term debt by fiscal year as of September 30, 1996 are $2,097,000 in 1997, $1,765,000 in 1998, and $523,000 in 1999.

    The 13% note is secured by a first preferred mortgage on the boat with a net book value of $17,296,000 as of September 30, 1996. This note is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.


                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

    The 11.5% note payable is secured by various furniture, fixtures and equipment with a net book value of approximately $873,000 as of September 30, 1996. This note payable is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

    The 10.5% capital lease obligation is secured by various furniture, fixtures and equipment with a net book value of $1,046,000 as of September 30, 1996. This note payable is payable in 30 monthly installments of approximately $26,000 and matures in September 1998.

5.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES - The Partnership leases various billboards and operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

    SLOT MACHINE LEASE UNDER AGREEMENT - On March 29, 1995, the Partnership sold 789 slot machines to Marquis Leasing Company, a subsidiary of First National Bank of Commerce ("Marquis") for $5.1 million. Simultaneously with the sale, the Partnership leased the slot machines for three years and was granted the option to purchase the leased assets for the greater of the fair market value at the end of the lease or the residual value as stated in the lease agreement. This transaction resulted in a deferred gain of $327,072, which is being amortized over the term of the lease.

    FURNITURE, FIXTURES AND EQUIPMENT LEASE UNDER AGREEMENT - On November 14, 1994, the Partnership sold furniture, fixtures and equipment to PDS Financial Corporation for $1.5 million. Simultaneously with the sale, the Partnership leased the furniture, fixtures and equipment for three years and was granted the option to purchase the furniture, fixtures and equipment at the fair market value of the equipment at the end of the lease term. During March 1996, the Company converted this lease to a capital lease obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted into a capital lease (Note 4).

    The aggregate future minimum annual rental commitments as of September 30, 1996, under operating leases having noncancelable lease terms in excess of one year are as follows:

     1997                                    $1,901,000
     1998                                       933,000
     1999                                        16,000
                                             ----------
                                             $2,850,000
                                             ----------
                                             ----------

    Rental expense during the year ended September 30, 1994, 1995 and 1996 amounted to approximately $324,000, $2,206,000 and $2,270,000, respectively.

    SELF-INSURANCE - The Partnership maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims in excess of $75,000 per individual beginning March 1, 1995 are fully covered by insurance. Management has established reserves considered adequate to cover estimated future payments on claims.


                          LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

    DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the indenture relating to the Notes. The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

    In addition, the Partnership is a guarantor for a promissory note, with an outstanding principal balance of $442,000 at September 30, 1996 of Blue Diamond Hotel & Casino, Inc., a majority owned and controlled partnership of Boomtown.

6.  401(K) PLAN

    The Company's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Company will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Company recorded approximately $4,000, $23,000 and $114,000 in expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

7.  MANAGEMENT FEE

    Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During 1996, the Company charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the years ended September 30, 1995 and 1996, the Company recorded Management Fees of $1,068,000 and $960,000, respectively (none for 1994).

8.  SUBSEQUENT EVENTS

    MINORITY PURCHASE AGREEMENT - On November 18, 1996 the Company entered into an agreement with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7 1/2% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

    For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) attached in the schedule of exhibits of this filing.


                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

8.  SUBSEQUENT EVENTS (CONTINUED)

    BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") -On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities. The Merger is subject to the approval of other relevant gaming jurisdictions including Louisiana.

    Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

         On November 5, 1996, referenda on the continuation of riverboat gaming were held on a parish-by parish basis in each parish where riverboat gaming operations were permitted. Voters in all parishes in which riverboat gaming is currently conducted elected to continue to permit operations. In the Boomtown Belle's parish the continuation of riverboats passed overwhelmingly with a 68% approval rate.

                           LOUISIANA - I GAMING, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                    Additions    Deductions
                                      Balance at    Charged to   Write-offs,
                                     beginning of   Costs and      net of      Balance at
        Description                     Period       Expenses    Collections  End of Period
---------------------------------    ------------   ----------   -----------  -------------

Year ended September 30, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts:        $ 6          $32           $33           $5

Year ended September 30, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts:        $ 4          $42           $40           $6

Year ended September 30, 1994:
 Deducted from asset accounts:
  Allowance from doubtful accounts        $--          $ 4           $--           $4


              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Blue Diamond Hotel & Casino, Inc.

We have audited the accompanying balance sheets of Blue Diamond Hotel & Casino, Inc. (the "Company") as of September 30, 1995 and 1996, and the related statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Reno, Nevada
November 8, 1996

                       BLUE DIAMOND HOTEL & CASINO, INC.

                                BALANCE SHEETS
                                (in thousands)
                              (except share data)

                                                             September 30,
                                                          1995           1996
                                                       --------        -------
ASSETS:
Current assets:
 Cash and cash equivalents                             $  2,630        $ 2,563
 Accounts receivable, net                                   208            301
 Inventories                                                873            336
 Prepaid expenses                                         1,350          1,367
 Other current assets                                       214            189
                                                       --------        -------
   Total current assets                                   5,275          4,756

Property and equipment, net                               5,761          1,040
Deferred income taxes                                       987          1,803
Investment in lease, net                                 13,077             --
Other assets                                                 53            237
                                                       --------        -------
   Total assets                                        $ 25,153        $ 7,836
                                                       --------        -------
                                                       --------        -------

LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
 Accounts payable                                      $  1,119        $   895
 Accrued compensation                                       545            704
 Other accrued liabilities                                2,042          1,283
 Note payable - Boomtown, Inc.                           29,021         33,785
 Accrued interest payable - Boomtown, Inc.                3,754          7,372
 Long-term debt due within one year (Note 4)                587            800
                                                       --------        -------
    Total current liabilities                            37,068         44,839

Long-term debt due after one year (Note 4)                  894             --

Commitment and contingencies (Note 6)

Stockholder's deficit:
 Common stock, no par value, 2,500 shares
  authorized, 100 shares issued and outstanding               1              1
 Accumulated deficit                                    (12,810)       (37,004)
                                                       --------        -------
    Total stockholder's deficit                         (12,809)       (37,003)
                                                       --------        -------
  Total liabilities and stockholder's deficit          $ 25,153        $ 7,836
                                                       --------        -------
                                                       --------        -------



                            See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                            STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                 Years ended September 30,
                                            ----------------------------------
                                              1994         1995         1996
                                            --------     --------     --------
Revenues:
 Gaming                                      $12,306      $32,917      $30,547
 Food and beverage                             2,634        7,558        7,587
 Hotel and recreational vehicle park           1,473        4,844        5,549
 Family entertainment center                     175          334          296
 Mini-mart                                        38          150          157
 Showroom                                        329          107           --
 Other income                                    151          732          585
                                            --------     --------     --------
                                              17,106       46,642       44,721

Costs and Expenses:
 Gaming                                        4,496       12,229       11,677
 Gaming equipment leases                         222        2,664        2,664
 Food and beverage                             3,094        9,452        9,840
 Hotel and recreational vehicle park           1,080        2,461        2,346
 Family entertainment center                      92          221          137
 Mini-mart                                        24           94           84
 Showroom                                      2,130          100           --
 Marketing                                     1,338        4,910        5,200
 General and administrative                    3,695       14,536       13,719
 Pre-opening expenses                          5,039           --           --
 Property rent                                 1,974        5,455        5,455
 Loss on sale of Blue Diamond                     --           --       17,734
 Management fee-Boomtown, Inc.                    --          876          840
 Depreciation and amortization                   555        1,476        1,032
                                            --------     --------     --------
                                              23,739       54,474       70,728

Loss from operations                          (6,633)      (7,832)     (26,007)
Interest and other expense, net                1,210        3,239        3,914
                                            --------     --------     --------

Loss before income tax benefit                (7,843)     (11,071)     (29,921)
Income tax benefit                             2,642        3,462        5,727
                                            --------     --------     --------

Net loss                                    ($ 5,201)    ($ 7,609)    ($24,194)
                                            --------     --------     --------
                                            --------     --------     --------

                            See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.

                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                  Years ended September 30, 1994, 1995 and 1996
                       (in thousands except share amounts)


                                  Common Stock                        Total
                                ----------------    Accumulated   Stockholder's
                                Shares    Amount      Deficit        Deficit
                                ------    ------    -----------   -------------
Balances, September 30, 1993      100       $ 1       $    --        $     1

Net loss                           --        --        (5,201)        (5,201)
                                ------    ------    -----------   -------------
Balances, September 30, 1994      100         1        (5,201)        (5,200)

Net loss                           --        --        (7,609)        (7,609)
                                ------    ------    -----------   -------------
Balances, September 30, 1995      100         1       (12,810)       (12,809)

Net loss                           --        --       (24,194)       (24,194)
                                ------    ------    -----------   -------------
Balances, September 30, 1996      100       $ 1      ($37,004)     ($ 37,003)
                                ------    ------    -----------   -------------
                                ------    ------    -----------   -------------



















                           See accompanying notes.

                        BLUE DIAMOND HOTEL & CASINO, INC.
                           STATEMENTS OF CASH FLOWS

                   Increase (decrease) in cash and cash equivalents
                                    (in thousands)

                                                               Years ended September 30,
                                                        ---------------------------------------
                                                          1994            1995           1996
                                                        --------        --------       --------
Cash flows from operating activities:
  Net loss                                               ($5,201)        ($7,609)      ($24,194)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Loss on sale of Blue Diamond                                --              --         17,734
  Depreciation and amortization                              555           1,476          1,032
  Loss (gain) on the sale of property and equipment          (11)           (169)            86
Changes in operating assets and liabilities:
  Accounts receivable, net                                  (523)            315            (93)
  Inventories                                             (1,059)            186            249
  Prepaid expenses                                        (1,302)            (48)           (17)
  Other current assets                                      (169)            (98)            30
  Deferred income taxes                                   (1,279)            292         (1,227)
  Accounts payable                                           659             460           (224)
  Accrued compensation                                       252             293            159
  Other accrued liabilities                                1,682             302           (759)
  Accrued interest payable-Boomtown, Inc.                    953           2,801          3,618
                                                        --------        --------       --------
        Net cash used in operating activities             (5,443)         (1,799)        (3,606)
                                                        --------        --------       --------

Cash flows from investing activities:
  Payments for purchases of property and equipment        (9,424)           (871)          (544)
  Reductions of other assets                                 165              --             --
  Proceeds from sale of property and equipment             3,337           1,243             --
                                                        --------        --------       --------
        Net cash (used in) provided by investing
          activities                                      (5,922)            372           (544)
                                                        --------        --------       --------

Cash flows from financing activities:
  Note payable-Boomtown, Inc.                             13,298           2,101          4,764
  Payments on advances from Boomtown, Inc.                  (509)             --
  Proceeds from long-term debt                               490             758            195
  Principal payments on long-term debt                      (106)           (617)          (876)
                                                        --------        --------       --------
        Net cash provided by financing activities         13,173           2,242          4,083
                                                        --------        --------       --------

Net increase (decrease) in cash and cash equivalents       1,808             815            (67)

Cash and cash equivalents:
  Beginning of year                                            7           1,815          2,630
                                                        --------        --------       --------
  End of year                                             $1,815          $2,630         $2,563
                                                        --------        --------       --------
                                                        --------        --------       --------

                           See accompanying notes.
                      BLUE DIAMOND HOTEL & CASINO, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Blue Diamond Hotel & Casino, Inc. (the "Company" or "Blue Diamond"), a Nevada Corporation incorporated on November 1, 1989, is a wholly-owned subsidiary of Boomtown, Inc. ("Boomtown"). Previously, Boomtown owned 50% of the Company and Edward P. Roski, Jr. ("Roski"), owned the remaining 50% of the Company. Roski is a member of the Board of Directors of Boomtown and an affiliate of IVAC, a California general partnership, which owns the land and building leased by the Company for the Resort. Boomtown has loaned IVAC $27.3 million (the "IVAC Loans") which was used to help construct the resort. The IVAC Loans are secured by separate deeds of trust on the Resort, which deeds of trusts are subordinate to separate deeds of trust securing Blue Diamond and Boomtown's obligations in connection with Boomtown's Indenture. Boomtown receives interest income of $2.7 million annually from IVAC as a result of these loans. In turn, Blue Diamond pays rent to IVAC in the amount of $5.4 million annually to lease the facility. After commencement of operations, Boomtown exercised its option to purchase all of Roski's ownership interest in the Company for 714,286 shares of Boomtown's Common Stock. The market value of the stock plus professional fees related to the stock issuance along with capitalized interest of $1.2 million, was capitalized as an investment in lease on the Company's balance sheet.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") - On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization, for income tax purposes and will be accounted for as a purchase for financial reporting purposes.

     TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") equal in amount to the note to be issued by Hollywood Park to Roski for the purchase of his Boomtown common stock referred to in the following paragraph (valued at approximately $3.5 million) and assumption by Roski, IVAC or an affiliate of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the

                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

Swap Agreement). The Second Note has an interest rate equal to the prime rate plus one-half percent (.5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

     In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the Resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort.
Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see
Note 3). The Swap would be effected immediately following the Boomtown's Merger with Hollywood Park which is expected to be completed by the end of the first quarter of calendar 1997.

     In accordance with the terms of the Swap Agreement, with certain exceptions set forth in the Swap Agreement, the Company will continue to operate the property until consummation of the Merger. Boomtown and Blue Diamond will be responsible for the liabilities of the Resort prior to the Swap and Roski will be responsible for the liabilities of the Resort subsequent to the Swap. In addition, Roski will resign from Boomtown's Board of Directors, effective as of the Exchange Date. Subject to certain conditions set forth in the Swap Agreement, the Swap may be effectuated through any structure agreed upon by Boomtown and Hollywood Park. If the Swap were not consummated for any reason, Boomtown would continue to operate the property through the expiration of the lease term in July 1999, and the IVAC Notes would be required to be repaid to Boomtown at such time.

     On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("Roski Stock") for its market price on the date of the Swap (estimated to be $3.5 million). The purchase will be paid through the issuance of an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

     Boomtown took a non-cash, pre-tax charge of $36.6 million related to the Swap Agreement. The charge is comprised of the write-off of Boomtown's investment in lease of $12.7 million, an $18.9 million write-down of the related party notes receivable to $8.5 million and the write-down of the remaining net assets less the liabilities assumed by Roski of $5.0 million. In the


                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED) event that the actual amount of the second note is less than 3.5 million the Company will incur an additional loss on the sale of Blue Diamond.

     For a full discussion of the terms of the above described transactions and relationships, see Boomtown's 1994 Registration Statement on Form S-4, and Hollywood Park, Inc.'s Form S-4 dated September 18, 1996 as filed with the SEC.

     USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Partnership's management to make estimates and assumptions that effect the amounts reported therein. Actual results could vary from such estimates.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. For purposes of the statements of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents. During the years ended September 30, 1994, 1995 and 1996, the Company paid interest of approximately $132,000, $452,000, and $216,000, respectively. Long-term debt incurred for the purchase of equipment during the years ended September 30, 1994, 1995 and 1996 amounted to approximately $6,296,000, $910,000, and $411,000, respectively. In addition, approximately $6,191,000 of the Company's debt related to certain equipment was relieved in a sales-leaseback transaction during the year ended September 30, 1995.

     CONCENTRATIONS OF CREDIT RISK - The Company places its cash in short-term investments which potentially subjects the Company to concentration of credit risk. Such investments are made with financial institutions having a high credit quality, and are collateralized by securities issued by the United States Government and other investment grade securities.

     INVENTORIES - Inventories consist primarily of food and beverage stock, hotel linens, supplies and uniforms, and are stated at the lower of cost (determined using the first-in, first-out method) or market.

     PRE-OPENING EXPENSES - Pre-opening expenses were associated with the development and opening of the Company's casino/hotel resort. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the of the Company's casino/hotel. Such amounts were expensed when the Company commenced gaming operations (May 20, 1994).


                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment is provided on the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term. The estimated useful lives range from three to thirty-five years. In connection with the Swap Agreement the Company's property and equipment were written down to net realizable value as of September 30, 1996 and depreciation and amortization ceased. Amortization of the investment in lease was provided on the straight line method over 25 years. Accumulated amortization as of September 30, 1995 was approximately $545,000. Additionally, as a result of the Swap Agreement the investment in lease was written-off as of June 30, 1996.

    INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes, and classify deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities. The Company files its income tax return as a part of a consolidated return filed by Boomtown. The income tax accounts are computed as if the Company had filed a separate return. The Company reflects benefits for losses incurred when the losses would be utilized in their separate return or in the consolidated return.

     GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                            Years ended September 30,
                                         -------------------------------
                                        1994          1995          1996
                                     ----------    ----------    ----------

     Food and beverage               $1,055,000    $3,012,000    $2,696,000
     Hotel                               32,000       239,000       120,000
     Other                                   --        74,000            --
                                     ----------    ----------    ----------

     Total costs allocated to
       gaming operating expenses     $1,087,000    $3,325,000    $2,816,000
                                     ----------    ----------    ----------

     ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 1996, 1995 and 1994 totaled $1.9 million, $2.0 million and $561,000, respectively.

     COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE - The Company is a wholly-owned and consolidated subsidiary of Boomtown. There are 100 shares of Company common stock issued


                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED) and there are no common stock equivalents outstanding. Therefore, the net loss per share of the Company has little or no meaning and is not presented herein.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

2.   PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                       September 30,
                                                  -----------------------
                                                      1995        1996
                                                  -----------------------

          Equipment                                $1,559,000  $2,536,000
          Furniture and fixtures                    3,584,000   2,677,000
          Building improvements                     1,495,000   2,441,000
          Construction in progress                     66,000          --
                                                   ----------  ----------
                                                    6,704,000   7,654,000
          Less accumulated depreciation
            and amortization                          943,000   1,549,000
          Write-down of assets in connection
            with the Swap Agreement (Note 1)               --   5,065,000
                                                   ----------  ----------
                                                   $5,761,000  $1,040,000
                                                   ----------  ----------
                                                   ----------  ----------

Amortization of leased assets is included in depreciation and amortization expense.

3.   NOTE PAYABLE - BOOMTOWN, INC.

          Note payable - Boomtown, Inc., consists of (1) advances of approximately $10.1 million to the Company from Boomtown used to fund the Company's operating expenses, (2) advances of approximately $10.8 million to the Company from Boomtown used to fund the Company's pre-opening expenses and to acquire property and equipment for the resort and (3) approximately
$13.6 million, including $1.2 million in capitalized interest representing non-cash transactions in which Boomtown exercised an option to purchase Roski's ownership interest in the Company in exchange for Boomtown stock and capitalized interest in the notes receivable from IVAC (Note 1). The principal of the note is variable and is due on demand along with the accrued interest. However, management of Boomtown will not require payment except to the extent of the Company's available cash flow. Payments are applied first to accrued interest and then to principal. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. In addition, management of Boomtown has agreed to continue to fund the Company's negative cash flows for the year ended September 30, 1997.

     Certain cash payments were made by Boomtown on behalf of the Company, primarily while in the Company's development stage, and are included in the accompanying statements of cash flows for the year ended September 30, 1994.


                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

3.   NOTE PAYABLE - BOOMTOWN, INC. (CONTINUED)

     During the years ended, September 30, 1994, 1995 and 1996, the Company incurred interest costs of $1,473,000 ($520,000 was capitalized), $2,801,000 (none capitalized) and $3,616,000 (none capitalized), respectively on advances and notes from Boomtown.

     The advances, note payable, accrued interest payable, interest expense to Boomtown, and management fee (Note 8), are eliminated in the consolidated financial statements of Boomtown.

4.   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                          September 30,
                                                      ----------------------
                                                           1995      1996
                                                      ----------------------

          11.5% note payable                          $   808,000   $442,000
          Capital lease obligation                        673,000    358,000
                                                      -----------   --------
                                                        1,481,000    800,000
          Less amounts due within one year                587,000    800,000
                                                      -----------   --------
                                                      $   894,000   $     --
                                                      -----------   --------
                                                      -----------   --------

     The 11.5% note payable is secured by furniture, fixtures and equipment with a net book value of approximately $1,480,000 as of September 30, 1996 (prior to the write down related to the Swap Agreement). This note matures in September 1997. The Capital lease obligation is secured by equipment with a net book value of approximately $727,600 as of September 30, 1996 (prior to the write down related to the Swap Agreement).. The capital lease obligation matures in September 1997.


5.   INCOME TAXES

          The benefit for income taxes consists of the following:

                                            Years ended September 30,
                                     1994              1995             1996

          Current                ($1,362,000)      ($3,754,000)     ($4,722,000)
          Deferred               ( 1,280,000)          292,000      ( 1,005,000)
                                  ----------        ----------       ----------
                                 ($2,642,000)      ($3,462,000)     ($5,727,000)
                                  ----------        ----------       ----------
                                  ----------        ----------       ----------

     The difference between the Company's benefit for federal income taxes as presented in the accompanying statements of operation and benefit for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percent of loss before income tax benefit.





                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

5.   INCOME TAXES (CONTINUED)

                                                 Years ended September 30,
                                           ------------------------------------
                                              1994         1995         1996
                                           ----------   ----------   ----------

     Income tax benefit at statutory rate   (34.0)%       (34.0)%      (34.0)%
     Meals and entertainment                  0.3 %         1.3 %         --
     Operating loss benefit limitation       --             1.4 %         --
     Write-off of investment in lease        --            --           14.9 %
                                           ------         -----        -----
                                            (33.7)%       (31.3)%      (19.1)%
                                           ------         -----        -----
                                           ------         -----        -----


     The significant components of the deferred income tax assets and liabilities included on the accompanying balance sheets are as follows:

                                                  Years ended September 30,
                                               -------------------------------
                                                    1995              1996
                                               -------------------------------
Deferred tax assets:
     Pre-opening expenses                        $1,238,000        $  769,000
     Unrecognized loss on fixed assets
       under Swap Agreement                              --         1,722,000
     Accrued expenses                               194,000           272,000
     Operating loss carry forwards                  161,000           161,000
     Less valuation allowance - loss
       carry forwards                              (161,000)         (161,000)
                                                 ----------        ----------
                                                  1,432,000         2,763,000

Deferred tax liabilities:
    Depreciation                                    123,000           474,000
    Prepaid expenses                                322,000           297,000
                                                 ----------        ----------
                                                    445,000           771,000
Net deferred tax assets                          $  987,000        $1,992,000
                                                 ----------        ----------
                                                 ----------        ----------

6.   COMMITMENTS AND CONTINGENCIES

          OPERATING LEASES - The Company leases its facilities and certain operating equipment under non-cancelable operating lease arrangements with terms in excess of one year. The aggregate future minimum annual rental commitments as of September 30, 1996 under operating leases having non-cancelable lease terms in excess of one year are as follows:

                                                Related Party      Other
                                                -----------------------------

          1997                                  $ 5,429,000       $4,210,000
          1998                                    5,429,000          465,000
          1999                                    3,456,000          266,000
                                                -----------       ----------
                                                $14,314,000       $4,941,000
                                                -----------       ----------


                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)


          RENTAL EXPENSE - During the years ended September 30, 1994, 1995 and 1996, rent expense amounted to approximately $2.2 million in 1994 and $9.4 million 1n 1995 and 1996, of which approximately $5.4 million was related to the resort lease with IVAC (Note 1). The resort lease commitments to IVAC are included in the above schedule even though the Company entered into the "Swap Agreement" on August 12, 1996, and following the closing of Boomtown's merger with Hollywood Park (refer to Item 1. "Business") the Swap Agreement will be consummated and the lease agreement will be terminated.

     SELF-INSURANCE - The Company maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims aggregating $75,000 or more per individual during the policy year are fully covered by insurance. Management has established reserves (approximately $172,000 at September 30, 1996) considered adequate to cover estimated future payments on claims incurred through September 30, 1996.

     DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a limited guarantee by the Company. As defined in the Indenture relating to the Notes, the Company's guarantee is limited to loans made by Boomtown to IVAC (approximately $27.3 million at September 30, 1996) any outstanding liability related to advances received by the Company from Boomtown ($34.5 million at September 30, 1996). However, under the terms of the Swap Agreement, the Company would not be required to repay the loans made by Boomtown upon transferring the interest in the Company.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $ 3.2 million at September 30, 1996, of Louisiana-I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

7.   401(k) PLAN

     The Company's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Company will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Company recorded approximately, $6,000, $55,000 and $139,000 of expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

                          BLUE DIAMOND HOTEL & CASINO, INC.

                            NOTES TO FINANCIAL STATEMENTS

8.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During 1995 and 1996, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the

"Management Fee"). During the year ended September 30, 1995 and 1996, the Company recorded Management Fees of $876,000 and $840,000, respectively (none in 1994).

9.   OTHER EVENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") - On April 23, 1996, the Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization, for income tax purposes and will be accounted for as a purchase for financial reporting purposes.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996, in addition to Boomtown's Form 10-K dated December 27, 1996 and filed with the SEC.

                          BLUE DIAMOND HOTEL & CASINO, INC.
                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                    (IN THOUSANDS)

                                                      Additions    Deductions
                                       Balance at    Charged to    Write-offs,
                                      beginning of    Costs and      net of        Balance at
          Description                    Period       Expenses     Collections    End of Period
------------------------------------  ------------   ----------    -----------    -------------
Year ended September 30, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts:   $      --     $       2     $      --        $       2

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts:   $       2     $      32     ($     20)       $      14


Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts:   $      14     $      66     ($     33)       $      47

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of December, 1996.

                                       BOOMTOWN, INC.

                                       /s/ Timothy J. Parrott
                                       -----------------------------------------
                                       Timothy J. Parrott, Chairman of the Board
                                       and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Parrott and Phil Bryan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                          Title                         Date
--------------------------------------------------------------------------------
/s/ Timothy J. Parrott    Chairman of the Board and Chief      December 27, 1996
------------------------  Officer (Principal Executive Officer)
Timothy J. Parrott

/s/ Phil E. Bryan         President and Director               December 27, 1996
------------------------
Phil E. Bryan

/s/ Jon L. Whipple        Vice President of Finance (Principal December 27, 1996
------------------------
Jon L. Whipple            Financial and Accounting Officer)

/s/ Robert F. List        Senior Vice President, Corporate     December 27, 1996
------------------------
Robert F. List            Counsel and Director

/s/ Richard J. Goeglein   Director                             December 27, 1996
------------------------
Richard J. Goeglein

/s/ Peter L. Harris       Director                             December 27, 1996
------------------------
Peter L. Harris

/s/ Edward P. Roski, Jr.  Director                             December 27, 1996
------------------------
Edward P. Roski, Jr.

/s/ Delbert W. Yocam      Director                             December 27, 1996
------------------------
Delbert W. Yocam

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

  10.29(5) Bridge Loan Agreement dated as of June 30, 1993 by and between IVAC and Boomtown, Inc.

  10.30(11) Amendment No. 1 to Bridge Loan Agreement dated as of November 10,
            1993 between IVAC and the Registrant.

  10.31(5) Trademark License Agreement dated as of June 30, 1993 by and between Boomtown, Inc. and Blue Diamond.

  10.32(5) Boomtown Stockholders Agreement dated as of June 30, 1993 by and among Boomtown, Inc., IVAC and Roski.

  10.33(5) Standard Form Agreement Between Owner and Designer/Builder, Part 1 Agreement Preliminary Design and Budgeting, dated as of May 10, 1993between IVAC and Commerce Construction Co., Inc. and Standard Form Agreement Between Owner and Designer/Builder, Part 2 Agreement - FinalDesign and Construction dated as of May 17, 1993 between IVAC and Commerce Construction Co., Inc. and related documents.

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

  10.47(9) Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corp.

                        SCHEDULE OF EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                           DESCRIPTION

  10.48(10) Stock Acquisition Agreement  and Plan of Reorganization dated
            June 30, 1994 by and between Boomtown, Inc. and Roski.

  10.49(11) Master Agreement dated as of September 19, 1994, as amended
            September 19, 1994, by and between Boomtown Council Bluffs, Inc. ("BCB"), the Registrantand Iowa Gaming Associates, Inc. ("IGA").

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

  10.54(12) Guarantee letter dated January 17, 1995 between Hospitality
            Franchise Services, Inc., National Gaming Corp. and Boomtown, Inc.

  10.55(13) Letter agreement dated March 31, 1995 between Boomtown, Inc., Tweety
            Sub., Inc., National Gaming Corp., Hospitality Franchise Systems., Inc. and HFSGaming Corp.

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

  10.66(16) Option Agreement to lease real property (Expansion Parcel) in Switzerland County, Indiana, between Daniel Webster, et al (Landlord) and IndianaVentures, LLC (Tenant).

  10.67(17) Agreement and Plan of Merger dated as of April 23, 1996, among
            Hollywood Park, Inc., HP Acquisition, Inc. and Boomtown, Inc.

  10.68(17) Voting Agreement dated as of April 23, 1996, by and between Hollywood Park,Inc., a Delaware corporation, and Timothy J. Parrott, in his capacity as a stockholder of Boomtown, Inc.

  10.69(17) Voting Agreement dated as of April 23, 1996, by and between Boomtown, Inc.,a Delaware corporation, and R.D. Hubbard, in his capacity as a stockholder of Hollywood Park, Inc.

  10.70(17) Joint Press Release issued on April 24, 1996 by Hollywood Park, Inc.
            and Boomtown, Inc.

  10.71(18) Agreement between Boomtown and related entities ("Boomtown Group") and SES Gaming, Inc. and related entities ("SES Group") terminating the Master Agreement by and between the Boomtown Group and the SES Group dated February 1, 1994 relating to the proposed gaming project in Lawrenceburg,Indiana.

  10.72(19) Agreement between Boomtown, Hollywood Park and Edward P. Roski, Jr.
            ("Swap Agreement") effectively terminating the lease of the Blue Diamond Property and selling virtually all assets and liabilities effective with the close of Boomtown's merger with Hollywood Park.

  10.73 Settlement and Purchase Agreement dated November 18, 1996 among Louisiana-I Gaming, Inc., Boomtown, Inc. and Eric Skrmetta.


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