Form 10-Q
period 1996-12-31
BOOMTOWN INC
filed 1997-02-14
CIK 891552

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended December 31, 1996           Commission File Number 0-20648


                                 BOOMTOWN, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               94-3044204
     ------------------------------          ------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


       P.O. Box 399, Verdi, Nevada                     89439-0399
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:  (702)  345-8643




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ---        ---
On February 13, 1997, the registrant had outstanding 9,278,405 shares of its common stock, $.01 par value.

                                 BOOMTOWN, INC.



PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets, September 30, 1996
          and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the Three Months
          Ended December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . .4

          Consolidated Condensed Statements of Cash Flows for
          the Three Months Ended December 31, 1995 and 1996. . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 17

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . 17

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . 17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


SCHEDULE OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PART I - FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 BOOMTOWN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                               September 30,       December 31,
                                                   1996                1996
                                               ------------       --------------
ASSETS:                                                             (unaudited)
Current assets:
   Cash and cash equivalents                   $ 23,100,628        $ 20,105,495
   Accounts receivable, net                         941,657           1,080,541
   Income taxes receivable                        1,814,767             253,857
   Inventories                                    1,725,086           1,896,039
   Prepaid expenses                               7,333,578           5,529,253
   Other current assets                           1,761,874           1,784,741
                                               ------------        ------------
          Total current assets                   36,677,590          30,649,926

Property, plant and equipment at cost, net      145,330,557         147,117,548
Goodwill, net                                     6,267,473          10,192,053
Notes receivable from related parties             8,685,772           8,685,772
Other assets                                      9,026,506          10,643,229
                                               ------------        ------------
                                               $205,987,898       $ 207,288,528
                                               ------------        ------------
                                               ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                             $ 3,812,207         $ 3,294,713
   Accrued compensation                           3,610,527           4,844,316
   Other accrued liabilities                      8,823,737          14,025,485
   Accrued interest payable                       5,004,669           2,054,638
   Income taxes payable                             750,891           1,048,659
   Long-term debt due within one year             5,031,803           6,325,447
                                               ------------        ------------
          Total current liabilities              27,033,834          31,593,258

Long-term debt due after one year               103,729,330         103,316,094
Deferred income taxes                             3,183,322           3,305,737
Deferred gain on sale leaseback                     112,270                  --
Minority interest                                 1,541,904                  --

Contingencies (Note3)

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares
    authorized, 9,266,193 and 9,276,132 issued and outstanding at September 30, 1996, and December 31, 1996
    respectively, net of a note receivable
    from stockholder of $221,000                103,652,658         103,705,796
  Deficit                                       (33,265,420)        (34,632,357)
                                               ------------        ------------
          Total stockholders' equity             70,387,238          69,073,439
                                               ------------        ------------
                                               $205,987,898        $207,288,528
                                               ------------        ------------
                                               ------------        ------------


                             See accompanying notes.

                                 BOOMTOWN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                   1995                1996
                                               ------------         -----------

REVENUES:
Gaming/hotel operations:
Gaming                                         $ 44,993,136        $ 45,567,120
Family entertainment center                       1,357,632           1,241,999
Food and beverage                                 3,713,444           4,007,888
Hotel and recreational vehicle park               1,760,446           1,898,195
Showroom                                            203,597             271,731
Truckstop, service station and mini-mart          2,796,707           3,254,487
Other income                                        794,996             448,773
      -                                         -----------        ------------
                                                 55,619,958          56,690,193

COSTS AND EXPENSES:
 Gaming/hotel operations:
   Gaming                                        18,785,251          19,206,742
   Gaming equipment leases                        1,669,244           1,517,273
   Family entertainment center                      835,149             901,221
   Food and beverage                              5,354,683           5,461,197
   Hotel and recreational vehicle park              805,183             847,543
   Showroom                                         149,351             192,338
   Truckstop, service station and mini-mart       2,538,315           2,943,264
   Marketing                                      5,451,240           6,052,787
   General and administrative                    13,664,110          14,155,472
   Property Rent                                  2,319,414           2,315,690
   Depreciation and amortization                  2,556,592           2,817,971
 Discontinued projects/Future development                --             325,156
                                               ------------        ------------
                                                 54,128,532          56,736,654
                                               ------------        ------------

Income (loss) from operations                     1,491,426             (46,461)
Interest expense,
    net of capitalized interest                  (3,340,627)         (3,490,495)

Interest income                                     795,288             806,138
Other income                                             --                  --
(Loss) gain on sale of assets                       (30,890)              2,010
                                               ------------        ------------
Loss before minority interest in consolidated
     partnerships and income taxes               (1,084,803)         (2,728,808)


Minority interest in operations
     of consolidated partnerships                   384,848             (95,699)
                                               ------------        ------------
Loss before income taxes                           (699,955)         (2,824,507)

Benefit (provision) for income taxes                342,978           1,457,564
                                               ------------        ------------
    Net loss                                     ($ 356,977)       ($ 1,366,943)
                                               ------------        ------------
                                               ------------        ------------

   Net loss per share of Common Stock               ($  .04)        ($      .15)
                                               ------------        ------------
                                               ------------        ------------
Shares used in calculating net loss
  per share of Common Stock                       9,238,316           9,271,054
                                               ------------        ------------
                                               ------------        ------------


                             See accompanying notes.

                                 BOOMTOWN, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)


                                                                     Three Months Ended December 31,
                                                                        1995                1996
                                                                    ------------        ------------
Cash flows from operating activities:
   Net loss                                                          ($ 356,977)        ($ 1,366,943)
   Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
   Depreciation and amortization                                      2,556,592            2,817,971
   Deferred income taxes                                                     --               47,415
   Minority interests in operations of consolidated partnerships       (384,848)              95,699
   Changes in operating assets and liabilities:
     Accounts receivable, net                                          (288,633)            (138,884)
     Inventories                                                       (146,673)            (170,953)
     Prepaid expenses                                                   942,933            1,804,325
     Other current assets                                              (493,498)           1,538,043
     Other assets                                                    (1,560,425)          (1,116,724)
     Accounts payable                                                  (362,743)            (517,494)
     Accrued compensation                                             1,564,043            1,233,789
     Other accrued liabilities                                         (883,910)             103,748
     Accrued interest payable                                        (2,975,625)          (2,950,031)
     Income taxes payable                                               175,000              297,768
     Pre-payment of property lease                                   (2,480,387)                  --
   Other adjustments, net                                             2,649,106             (594,316)
                                                                   ------------         ------------
     Net cash (used in) provided by operating activities             (2,046,045)           1,083,413
                                                                   ------------         ------------

Cash flows from investing activities
   Proceeds from sale of property, plant and equipment                   92,047               (2,780)
   Payments for purchases of property, plant and equipment             (724,454)          (2,322,867)
   Payment to purchase interest in Louisiana Partnership                     --             (500,000)
   Change in construction related payables                              (74,188)                  --
                                                                   ------------         ------------
     Net cash used in investing activities                             (706,595)          (2,825,647)
                                                                   ------------         ------------

Cash flows from financing activities:
   Net proceeds from additions to long-term debt                        130,279                   --
   Principal payments on long-term debt                                (929,950)          (1,252,899)
                                                                   ------------         ------------
     Net cash provided by financing activities                         (799,671)          (1,252,899)
                                                                   ------------         ------------

Net decrease in cash and cash equivalents                            (3,552,311)          (2,995,133)

Cash and cash equivalents:
   Beginning of period                                               20,775,459           23,100,628
                                                                   ------------         ------------
   End of period                                                   $ 17,223,148         $ 20,105,495
                                                                   ------------         ------------
                                                                   ------------         ------------


                             See accompanying notes.

                                 BOOMTO0WN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in connection with the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended September 30, 1996. The accounting polices utilized in the preparation of the consolidated financial information herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines established in Accounting Principles Board Opinion No. 28.

     INTERIM FINANCIAL INFORMATION - The consolidated balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of its financial position at December 31, 1996, the results of operations and cash flows for the three months ended December 31, 1996 and 1995 have been included. The Company's operations are seasonal and thus operating results for the three months ended December 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997.

     RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation which are primarily comprised of overhead costs being charged to the functional departments beginning in fiscal 1997.

     The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiary companies. All significant intercompany accounts and transactions have been eliminated.

2.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                  September 30,  December 31,
                                                      1996           1996
                                                  -------------  ------------
     11.5% first mortgage notes
       (net of unamortized discount of
       approximately $2,448,000 and
       $2,391,000 as of September 30, 1996
       and December 31, 1996, respectively)       $     101,052  $    101,109
     13% note payable                                     3,227         2,926
     11.5% notes payable                                  1,300           988
     12.25% note payable                                    448           392
     Capital lease obligations                            2,734         4,226
                                                  -------------  ------------
                                                        108,761       109,641
     Less amounts due within one year                     5,032         6,325
                                                  -------------  ------------
                                                  $     103,729  $    103,316
                                                  -------------  ------------
                                                  -------------  ------------

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.   LONG-TERM DEBT (CONTINUED)

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

     The Indenture governing the Notes places certain business, financial and operating restrictions on the Company and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchase of capital stock of the Company and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sale of assets; limitations on amending existing partnership and facility construction agreements; and the use of proceeds from the issuance of Notes. The Company will solicit consent of the Noteholders in connection with the proposed merger with Hollywood Park and intends to solicit consent of the Noteholders in connection with the termination of the Las Vegas lease (both items are described in Note 6).

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

4.   COMMON STOCK OUTSTANDING AND NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive. Fully diluted per share amounts are the same as primary per share amounts for the periods presented.

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

     In connection with the First Mortgage Notes issued in November, 1993, the subsidiaries of the Company (guarantor entities) have guaranteed the Notes. Summarized consolidating financial information is as follows:

                   SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION
               As of and for the three months ended December 31, 1996
                            (in thousands, unaudited)



                                                                  Guarantor Entities
                                                      ------------------------------------------
                                         Boomtown,    Blue Diamond     Boomtown                   Elimination's &   Boomtown
                                           Inc.          Hotel &        Hotel &         Other    Reclassifications    Inc.
                                       (parent co.)   Casino, Inc.   Casino, Inc.   Subsidiaries      Dr(Cr)     (consolidated)
                                       ------------   ------------   ------------   ------------   ------------  --------------
                                                           (1)            (2)            (3)            (4)
Current assets                            $ 17,002        $ 5,594        $ 9,213       $ 10,584      ($ 11,743)      $ 30,650
Advances to affiliates                     119,256             --             --             --       (119,256)            --
Non-current assets                          47,104          2,847         59,275        102,278        (34,865)       176,639
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                          $183,362        $ 8,441        $68,488       $112,862      ($165,864)      $207,289
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

Current liabilities                       $  9,050        $12,276        $ 4,140       $ 17,870      ($ 11,743)      $ 31,593
Non-current liabilities                    104,490             --            216          1,916             --        106,622
Advances from parent                            --         34,953         15,119         69,184       (119,256)            --
Equity                                      69,822        (38,788)        49,013         23,892        (34,865)        69,074
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                          $183,362         $8,441        $68,488       $112,862      ($165,864)      $207,289
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

Revenues                                  $     --        $12,270        $14,048        $30,372       $     --       $ 56,690
Income (loss) from operations            ($    594)      ($ 1,565)      ($ 1,406)       $ 3,519       $     --      ($     46)
Equity in earnings (loss)
  of consolidated subsidiaries
   and partnerships                      ($  1,663)       $    --        $    --        $    --       $  1,663       $     --
Net loss                                  $    296       ($ 1,785)      ($ 1,129)       $ 1,347      ($     96)     ($  1,367)
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

Net cash provided by (used in)
  operating activities                   ($  3,844)      ($   242)      ($   220)       $ 5,389       $     --       $  1,083
Net cash used in
  investing activities                        (501)           (33)          (591)        (1,701)            --         (2,826)
Net cash provided by (used in)
  financing activities                      (2,941)           994          3,570         (2,876)            --         (1,253)
                                      ------------   ------------   ------------   ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                      (7,286)           719          2,759            812             --         (2,996)

Cash and cash equivalents:
  Beginning of year                         10,457          2,563          3,662          6,419             --         23,101
                                      ------------   ------------   ------------   ------------   ------------   ------------
  End of period                           $  3,171        $ 3,282         $6,421         $7,231            $--        $20,105
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.   SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

(1) Blue Diamond Hotel & Casino, Inc. is a wholly-owned subsidiary that is consolidated in the accompanying consolidated financial statements.

(2) Boomtown Hotel and Casino, Inc. is a wholly-owned subsidiary that is consolidated in the accompanying consolidated financial statements. These amounts do not include the operations of the Company's wholly-owned subsidiaries which are general partners of the Company's other subsidiaries. The operations of such subsidiaries are insignificant and have been included in the column "Other Subsidiaries".

(3) "Other Subsidiaries" include Boomtown, Inc's. wholly-owned subsidiary in Louisiana, its majority owned partnership in Mississippi and 100% of the assets, liabilities and equity of the limited partnerships formed to operate the subsidiaries in those states.

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

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   OTHER EVENTS (CONTINUED)

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

     The closing of the Merger is subject to numerous conditions precedent, including (i) the approval of the stockholders of the Company and Hollywood Park, (received in November 1996) (ii) the approval of requisite governmental authorities, including the necessary gaming authorities in the jurisdictions in which the parties conduct business, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (Hart-Scott-Rodino completed on June 20,
1996), (iii) the availability of sufficient financing of up to $163.5 million to fund up to $60 million of future gaming projects and to fund the repurchase of Boomtown's outstanding 11.5% First Mortgage Notes (the "Notes") if put to Boomtown by the holders of the Notes as a consequence of the Merger and (iv) the consent to the Merger by the holders of a majority of the outstanding principal amount of the Notes. There can be no assurance that any or all of these conditions precedent will be satisfied or that the proposed merger with Hollywood Park will be consummated.

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

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   OTHER EVENTS (CONTINUED)

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

     In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the resort lease, Roski's assumption of certain liabilities and note obligations totaling approximately $3.8 million and the ongoing expenses of the Resort.
Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note
3). The Swap would be effected immediately following the Company's Merger with Hollywood Park which is expected to be during the second quarter of calendar 1997.

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

     On August 12, 1996, Hollywood Park and Roski further entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Hollywood Park will, concurrently with the Swap, purchase the stock in Boomtown held by Roski ("the Roski Stock") for an estimated purchase price of approximately $3.5 million paid for by an unsecured promissory note having an interest rate equal to the prime rate plus one percent (1%) per annum and providing for four equal annual principal payments plus accrued interest and maturing on the date that is four years after the Exchange Date. The Stock Purchase Agreement may also be terminated by Hollywood Park in the event that Boomtown and Hollywood Park, in accordance with the provisions set forth in the Swap Agreement, elect to utilize a structure to effect the Swap which would require Roski to retain the Roski Stock.

     MINORITY PURCHASE AGREEMENT - On November 18, 1996 the Company entered into an agreement with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   OTHER EVENTS (CONTINUED)

claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto required Boomtown to pay a down payment of $500,000 on or before December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

     For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) incorporated by reference to Boomtown, Inc's. Form 10(K) for the year ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the three month periods ended December 31, 1995 and 1996 (unaudited):


                                                         Three Months Ended
                                                            December 31,
                                                        1995           1996
                                                       ------         ------

   Revenues:
     Gaming                                               80.9%          80.4%
     Non-gaming                                           19.1           19.6
                                                         -----          -----
                                                         100.0          100.0
   Operating expenses:
     Gaming                                               36.7           36.6
     Non-gaming                                           17.4           18.2
     Marketing, general & administrative                  34.4           35.6
     Property rent                                         4.2            4.1
     Discontinued projects/future development             --               .6
     Depreciation and amortization                         4.6            5.0
                                                         -----          -----
                                                          97.3          100.1

     Income (Loss) from operations                         2.7            (.1)
     Interest expense, net                                (4.6)          (4.7)
                                                         -----          -----
     Loss before minority interest and income taxes       (1.9)          (4.8)
     Minority interest                                      .7            (.2)
                                                         -----          -----

     Loss before income taxes                             (1.2)          (5.0)
     Benefit for income taxes                               .6            2.6
                                                         -----          -----

     Net income (loss)                                     (.6)%         (2.4)%
                                                         -----          -----
                                                         -----          -----

     Total revenues for the Company's fiscal quarter ending December 31, 1996 were $56.7 million as compared to $55.6 million in the prior year period, an increase of 1.9%. The increase in consolidated revenues was primarily due to a 1.3% increase in the Company's gaming revenues from $45.0 million to $45.6 million during the current year quarter. Boomtown's Las Vegas, Biloxi and New Orleans properties showed improvements in gaming revenues of 5.2%, 13.9% and 3.2%, respectively. The consolidated increase in gaming revenues was offset by a decline of 17.0% in gaming revenues at the Company's Reno casino property due to severe weather conditions in Reno's geographic markets including the Reno area, the Pacific Northwest and Northern California. The weather during the quarter had a particularly negative impact on Interstate 80 on which Boomtown Reno is heavily dependent and on the weekends which account for a majority of the Reno property's revenue volume. The increase in gaming revenues at the Company's Biloxi, Mississippi property resulted from growth in slot machines revenue due to the expansion of its bus tour, direct mail and other direct marketing programs in an effort to increase local patronage at the Biloxi property. Gaming revenues at the Company's Las Vegas casino property were higher from enhanced marketing efforts including a major marketing promotion

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

titled "Wake the Dragon" which was very popular at increasing local patronage at the Las Vegas property.

     Non-gaming revenues were $11.1 million for the quarter ended December 31, 1996 as compared to $10.6 million, an increase of 5% over the prior year quarter. Non-gaming revenues consist of earnings from food and beverage sales, hotel and full service recreational parks at the Company's Reno and Las Vegas properties, family entertainment centers at all properties and fuel and mini-mart sales at the Company's Reno property. The increase in non-gaming revenues primarily resulted from higher food and beverage sales at the Boomtown properties due to efforts to enhance food quality to attract additional gaming patronage, as well as higher fuel sales at the Company's Reno truckstop and mini-mart.

     The Company's consolidated margin was $25.6 million as compared to $25.5 million for the quarters ended December 31, 1996 and 1995, respectively. During the current year quarter the gaming margin and non-gaming margin as a percentage of revenue was 54.5% and 7.0%, respectively as compared to 54.6% and 8.9%, respectively during the prior year quarter.

     Marketing expenses were $6.1 million for the quarter ended December 31, 1996 as compared to $5.5 million the period ended December 31, 1995, an increase of 11%. Marketing expenses included costs associated with the Company's gaming promotions; printed, radio, outdoor and television advertising and other costs associated with attracting patronage at the Company's casino properties. The increase in marketing expenses resulted from promotions at the Company's Reno and Las Vegas properties, higher cash redemption fees related to those promotions, additional radio and outdoor advertising, higher commissions paid to bus tour operators to transport casino patrons primarily to the Biloxi property, higher direct mail program and other administrative expenses.

     General and administrative expenses ("G&A") were $14.2 million during the first fiscal quarter of 1997 approximately 3.6% higher than the $13.7 million recorded during the prior year period. G&A expenses grew at the Company's Reno, Biloxi, and New Orleans properties offset by lower G&A expenses from the Company's Las Vegas property. The overall increase in G&A expenses resulted primarily from costs associated with the Company's campaigning efforts during the recent gaming referendum presented in Louisiana, higher workman's compensation insurance and other medical related benefit programs at the Company's southern properties and additional maintenance and security payroll costs in order to comply with new gaming requirements in Louisiana.

     The Company also incurred future development charges of $325,000 during the current year quarter related to the Company's gaming license application in the state of Indiana and its pending merger with Hollywood Park, Inc. in which Boomtown would become a wholly-owned subsidiary of Hollywood Park, Inc.

     During the quarter ended December 31, 1996 the Company incurred property rent expenses of $2.3 million, consisting of $1.4 million at its Las Vegas property to lease the land and building facilities as well as $951,000 at its Biloxi property to lease the land on which the Boomtown facility lies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Depreciation and amortization expense rose 10.2% to $2.8 million during the quarter ended December 31, 1996 resulting from an increase in the asset base of $4.6 million. The additions to property and equipment was primarily due to the restructuring of certain operating leases at the Company's Biloxi property, whereby the Company effectively converted the leases to capital leases. The associated equipment was then capitalized and is being depreciated over the remaining useful lives.

     Interest expense for the quarter ended December 31, 1996 and 1995 was $3.5 million and $3.3 million, respectively of which interest on Boomtown's first mortgage notes comprised $3.2 million and $3.1 million for the quarters, respectively. Additionally, during the quarter the Company generated interest income of $806,000 as compared to $796,000 during the prior year period, primarily from interest on the outstanding notes receivable from the owner and lessor of the Boomtown Las Vegas property.

     During the quarter ended December 31, 1996, the Company recorded $96,000 in minority interest expense associated solely with the Louisiana partnership's minority partners share of income through November 18, 1996 (the date the company purchased his interest). The company is no longer able on a consolidated basis to allocate a pro-rata share of losses from the Mississippi partnership to the minority partner since it would cause his capital account to become negative. In the Past the Company was able to allocate losses to this minority partner (who was also the Company's landlord in Biloxi, Mississippi) since he received his ownership interest in the partnership in exchange for forgiving two years of property rent on the facility. During each of the first two years rent expense ($2 million per year) and a capital account credit for this minority partner were recorded which allowed the Company to allocate $4 million in losses to the minority partner during that two year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity at December 31, 1996 was cash and cash equivalents of approximately $20.1 million, a decrease of approximately $3.0 million from September 30, 1996. For the first three months of fiscal 1997, the Company generated cash from operating activities of $1,083,000. The net cash provided from operating activities during the first three months of the current fiscal year were derived from a net loss of $1.4 million, net changes in operating assets and liabilities of ($510,000), depreciation and amortization expense of $2.8 million and other uses of $143,000.

     The Company used net cash of $2.8 million, in investing activities during the first three months of fiscal 1997, primarily related to the purchases of property and equipment. Net cash used in financing activities for the three months ended December 31, 1996 were $1.3 million related to the principal payments of long term debt.

     At December 31, 1996, the Company's debt was comprised principally of the $103.5 million principal amount of 11.5% First Mortgage Notes due 2003.
Interest on the notes is payable semiannually in arrears each May 1 and November
1. The Company additionally has five notes payable in the aggregate amount of $4.3 million. Three of the notes totaling $988,000 are secured by equipment, furniture and fixtures, bear interest at 11.5% and mature in September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

1997. The fourth note, with a balance of $2.9 million at December 31, 1996, is secured by the gaming vessel in Harvey, Louisiana, bears interest at 13% and matures in January 1999. The fifth note, with a balance of $392,000 at December 31, 1996, is secured by gaming equipment, bears interest at 12.25% and matures in December 1997. The Company also has seven capital lease obligations for equipment with a balance of $4.2 million at December 31, 1996. During November 1996, the Company converted an operating lease on certain furniture, fixtures and equipment to a capital lease obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted to a capital lease. As of December 31, 1996 the outstanding balance on the lease was $1.7 million and matures in September 1997.

     The Company believes that its current available cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's working capital and normal recurring capital expenditures through the end of fiscal 1997. The Company does not believe such sources of liquidity will be sufficient to fund any of its proposed expansion projects at its current gaming facilities or in any new gaming jurisdiction. The Company believes that such expansion of its existing facilities is important for continued growth. If any of the Company's current proposed expansion projects were to proceed, the Company anticipates that such financing subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing or other long-term debt. Alternatively, in the event the Hollywood Park merger were to be consummated, the Company believes that additional sources of financing will become available. However, there can be no assurance that such financing will be available, or available on terms acceptable to the Company or that any proposed expansion projects by the Company will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Company's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Company's operations in all locations be below expectations, the Company may have difficulty in satisfying capital requirements.

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

  Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 19.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              Boomtown, Inc.
                              Registrant

Date:  February 14, 1997      /s/ Phil E. Bryan
                              ----------------------------------------
                              Phil E. Bryan, President; Chief Operating Officer

Date:  February 14, 1997      /s/ Jon L. Whipple
                              ----------------------------------------
                              Jon L. Whipple, Vice President of Finance;
                              Principal Accounting and Financial Officer

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

10.42(8)  Management Agreement between Boomtown Indiana, Inc. and SES Boat, L.P.

10.43(8) Agreement of Limited Partnership of Boomtown Belle II, L.P., and Indiana limited partnership.

10.44(8) Agreement of Limited Partnership of Single Riverboat, L.P., and Indiana limited partnership.

10.45(9) Asset Purchase Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi - I Gaming, L.P.

10.46(9)  Lease Agreement between HFS Gaming Corp. as Landlord and Mississippi
          - I Gaming, L.P. as Tenant dated as of April 27, 1994.

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

10.73(20) Settlement and Purchase Agreement dated November 18, 1996 among
          Louisiana-I Gaming, Inc., Boomtown, Inc. and Eric Skrmetta.

EXHIBIT
NUMBER                           DESCRIPTION


------------------------------
(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-51968), effective October 22, 1992.

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

EXHIBIT
NUMBER                            DESCRIPTION

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

(20) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the quarter ended September 30, 1996.