Form 10-Q
period 1997-03-30
BOOMTOWN INC
filed 1997-05-15
CIK 891552

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997            Commission File Number 0-20648


                                  BOOMTOWN, INC.
              (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                      94-3044204
 (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)


     P. O. Box 399, Verdi, Nevada                           89439-0399
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code:  (702) 345-8643




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X      No  ____

On May 14, 1997, the registrant had outstanding 9,282,690 shares of its common stock, $.01 par value.

                                  BOOMTOWN, INC.



PART I.  FINANCIAL INFORMATION



        Item 1. Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets, September 30, 1996
                and March 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3

                Consolidated Statements of Operations For the Three and
                Six Months Ended March 31, 1996 and 1997 . . . . . . . . . .  4

                Consolidated Condensed Statements of Cash Flows For the
                Six Months Ended March 31, 1996 and 1997 . . . . . . . . . .  5

                Notes to Consolidated Financial Statements . . . . . . . . .  6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . . 13


PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .  17

        Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . .  17

        Item 4. Submission of Matters to a Vote of Security Holders . . . .  17

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .  17

        Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


SCHEDULE OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                      PART I - FINANCIAL INFORMATION

                ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                              BOOMTOWN, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     March 31,
                                                                        1996             1997
                                                                   --------------   -------------
ASSETS:                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $ 23,100,628     $ 20,783,332
   Accounts receivable, net                                             941,657        1,489,670
   Income taxes receivable                                            1,814,767          253,857
   Inventories                                                        1,725,086        1,943,962
   Prepaid expenses                                                   7,333,578        4,908,411
   Other current assets                                               1,761,874        1,567,360
                                                                   --------------   -------------
               Total current assets                                  36,677,590       30,946,592

Property, plant and equipment at cost, net                          145,330,557      147,365,822
Goodwill, net                                                         6,267,473       10,047,599
Notes receivable from a related party                                 8,685,772        8,685,772
Other assets                                                          9,026,506       10,553,002
                                                                   --------------   -------------
                                                                   $205,987,898     $207,598,787
                                                                   --------------   -------------
                                                                   --------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                $  3,812,207     $  3,436,083
   Accrued compensation                                               3,610,527        3,404,696
   Other accrued liabilities                                          8,823,737       13,852,088
   Accrued interest payable                                           5,004,669        5,012,558
   Income taxes payable                                                 750,891          789,160
   Long-term debt due within one year                                 5,031,803        5,253,817
                                                                   --------------   -------------
               Total current liabilities                             27,033,834       31,748,402

Long-term debt due after one year                                   103,729,330      102,949,290
Deferred income taxes                                                 3,183,322        3,380,737
Deferred gain on sale leaseback                                         112,270               --
Minority interest                                                     1,541,904               --

Contingencies (Note 3)

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
      9,266,193 and 9,282,690 issued and outstanding, at
        September 30,1996 and March 31, 1997, respectively,
          net of note receivable from stockholder of $221,000       103,652,658      103,774,076
   Accumulated deficit                                              (33,265,420)     (34,253,718)
                                                                   --------------   -------------
Total stockholders' equity                                           70,387,238       69,520,358
                                                                   --------------   -------------
                                                                   $205,987,898     $207,598,787
                                                                   --------------   -------------
                                                                   --------------   -------------

                             See accompanying notes.

                                BOOMTOWN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  March 31,                         March 31,
                                                            1996             1997              1996              1997
                                                        -----------      -----------      ------------      ------------
REVENUES:
Gaming/hotel operations:
        Gaming                                          $46,376,456      $48,555,613      $ 91,369,592      $ 94,122,733
        Family entertainment center                       1,348,797        1,230,013         2,706,429         2,472,012
        Food and beverage                                 3,869,719        4,183,066         7,583,161         8,190,954
        Hotel and recreational vehicle park               1,839,790        1,898,572         3,600,236         3,796,767
        Showroom                                            188,290          206,798           391,889           478,529
Truckstop, service station and mini-mart                  2,702,308        2,978,011         5,499,015         6,232,498
Other income                                                567,384          609,875         1,362,380         1,058,648
                                                        -----------      -----------      ------------      ------------
                                                         56,892,744       59,661,948       112,512,702       116,352,141
COSTS AND EXPENSES:
    Gaming/hotel operations:
        Gaming                                           19,287,381       18,999,015        38,087,535        38,221,364
        Gaming equipment leases                           1,723,874        1,098,199         3,393,118         2,615,472
        Family entertainment center                         798,203          792,194         1,633,352         1,693,415
        Food and beverage                                 4,957,570        5,487,067        10,312,252        10,948,264
        Hotel and recreational vehicle park                 788,841          816,712         1,579,121         1,648,648
        Showroom                                            181,987          156,788           331,519           349,126
    Truckstop, service station and mini-mart              2,414,363        2,724,434         4,952,678         5,667,698
    Marketing                                             5,435,912        6,642,511        10,887,151        12,700,048
    General and administrative                           13,602,765       13,326,082        27,267,220        27,477,557
    Property Rent                                         2,341,045        2,386,061         4,659,935         4,700,998
    Depreciation and amortization                         2,741,555        3,106,890         5,298,147         5,924,861
    Future development                                      159,538          293,027           159,538           618,183
                                                        -----------      -----------      ------------      ------------
                                                         54,433,034       55,828,980       108,561,566       112,565,634
                                                        -----------      -----------      ------------      ------------

Income from operations                                    2,459,710        3,832,968         3,951,136         3,786,507
Interest expense, net of capitalized interest            (3,492,027)      (3,465,204)       (6,832,654)       (6,955,699)
Interest income                                             757,147          780,265         1,552,435         1,586,403
Gain on sale of assets                                      101,190          (73,876)           70,300           (71,866)
                                                        -----------      -----------      ------------      ------------
Income (loss) before minority interest in
  consolidated partnerships and  income taxes              (173,980)        1,074,153       (1,258,783)       (1,654,655)

Minority interest in operations
  of consolidated partnerships                              240,228               --           625,076           (95,699)
                                                        -----------      -----------      ------------      ------------
Income (loss) before income taxes                            66,248        1,074,153          (633,707)       (1,750,354)
Provision (benefit) for income taxes                         17,886          695,502          (325,092)         (762,062)
                                                        -----------      -----------      ------------      ------------
          Net income (loss)                             $    48,362      $   378,651      ($   308,615)    ($    988,292)
                                                        -----------      -----------      ------------      ------------
                                                        -----------      -----------      ------------      ------------
          Net income (loss) per share
             of Common Stock                            $       .01      $       .04      ($       .03)    ($        .11)
                                                        -----------      -----------      ------------      ------------
                                                        -----------      -----------      ------------      ------------
Shares used in calculating net income (loss)
  per share of Common Stock                               9,552,010        9,829,722         9,242,634         9,275,197
                                                        -----------      -----------      ------------      ------------
                                                        -----------      -----------      ------------      ------------

                              See accompanying notes.

                                BOOMTOWN, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                  (unaudited)

                                                                          Six Months Ended
                                                                              March 31,
                                                                         1996            1997
                                                                    --------------   -------------
Cash flows from operating activities:
   Net loss                                                         ($    308,615)   ($   988,292)
   Adjustments to reconcile net loss to net
       cash provided by operating activities:
   Depreciation and amortization                                        5,298,147       5,924,861
   Deferred income taxes                                                  150,000         197,415
   Minority interests in operations of consolidated partnerships          374,925          95,699
   Changes in operating assets and liabilities:
        Accounts receivable, net                                         (141,077)       (548,013)
        Inventories                                                      (454,033)       (218,876)
        Prepaid expenses                                                1,986,535       2,425,167
        Other current assets                                              (11,272)      1,755,424
        Other assets                                                      (43,796)     (1,526,497)
        Accounts payable                                                 (102,196)       (376,124)
        Accrued compensation                                              367,401        (205,831)
        Other accrued liabilities                                        (302,208)       (147,201)
        Accrued interest payable                                           48,695           7,888
        Income taxes payable                                              226,448          38,269
        Pre-payment of property lease                                  (2,480,387)             --
   Other adjustments, net                                                (493,264)       (633,559)
                                                                    --------------   -------------
         Net cash provided by operating activities                      4,115,303       5,800,332
                                                                    --------------   -------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                    201,121          12,720
   Payments for purchases of property, plant and equipment             (2,750,762)     (4,989,585)
   Payment for purchase of land option at Biloxi property                      --        (200,000)
   Change in construction related payables                                (75,995)             --
                                                                    --------------   -------------
         Net cash used in investing activities                         (2,625,636)     (5,176,865)
                                                                    --------------   -------------

Cash flows from financing activities:
   Net proceeds from additions to long-term debt                        1,063,850              --
   Principal payments on long-term debt                                (1,747,065)     (2,940,763)
                                                                    --------------   -------------
       Net cash used in financing activities                             (683,215)     (2,940,763)
                                                                    --------------   -------------

        Net increase (decrease) in cash and cash equivalents              806,452      (2,317,296)

Cash and cash equivalents:
   Beginning of period                                                 20,775,459      23,100,628
                                                                    --------------   -------------
   End of period                                                     $ 21,581,911    $ 20,783,332
                                                                    --------------   -------------
                                                                    --------------   -------------

                              See accompanying notes.

                                 BOOMTOWN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION AND NATURE OF BUSINESS - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended September 30, 1996. The accounting polices utilized in the preparation of the consolidated financial information included herein are the same as set forth in such annual report except as modified for interim accounting policies which are within the guidelines established in Accounting Principles Board Opinion No. 28.

        INTERIM FINANCIAL INFORMATION - The consolidated balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of its financial position at March 31, 1997, the results of operations for the three and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996, have been included. The Company's operations are seasonal and thus operating results for the three and six months ended March 31, 1997 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997.

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

2.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                                           SEPTEMBER  30, 1996    MARCH 31, 1997
                                                           -------------------    --------------
       11.5% First Mortgage Notes (net of unamortized
        discount of  approximately $2,448,000 and
        $2,333,000 as of September 30, 1996 and
        March 31, 1997, respectively)                           $101,052              $101,167
       13% note payable                                            3,227                 2,615
       11.5% notes payable                                         1,300                   668
       12.25% note payable                                           448                   278
       Capital lease obligations                                   2,734                 3,475
                                                                --------              --------
                                                                 108,761               108,203
        Less amounts due within one year                           5,032                 5,254
                                                                --------              --------
                                                                $103,729              $102,949
                                                                --------              --------
                                                                --------              --------

                                  BOOMTOWN, INC.

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

        The Indenture governing the Notes places certain business, financial and operating restrictions on the Company and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends; repurchase of capital stock of the Company and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sale of assets; limitations on amending existing partnership and facility construction agreements; and the use of proceeds from the issuance of Notes. The Company will solicit consent of the Noteholders in connection with the proposed merger with Hollywood Park and intends to solicit consent of the Noteholders in connection with the termination of the Las Vegas lease (both items are described in Note 6).

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

                                  BOOMTOWN, INC.

                                    (unaudited)

4.      COMMON STOCK OUTSTANDING AND NET INCOME (LOSS) PER SHARE (continued)

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

                                  BOOMTOWN, INC.

                                    (unaudited)

5.  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

     In connection with the First Mortgage Notes issued in November, 1993, the subsidiaries of the Company (guarantor entities) have guaranteed the Notes. Summarized consolidating financial information is as follows:

                  SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION
                 As of and for the six months ended March 31, 1997
                             (in thousands, unaudited)

                                                            GUARANTOR ENTITIES
                                           ------------------------------------------------------
                                           Blue Diamond    Boomtown    Louisiana-I  Mississippi-I  Elimination's &
                                Boomtown,      Hotel &      Hotel &      Gaming,       Gaming,    Reclassifications   Boomtown,
                                  Inc.      Casino, Inc.  Casino, Inc.    L.P.           L.P.          Dr (Cr)           Inc.
                               (parent co.)     (1)           (2)         (3)            (4)             (5)        (consolidated)
                               ---------------------------------------------------------------------------------------------------
Current assets                  $  22,348    $  4,837      $  6,755     $  5,298     $  5,199        $ (13,490)      $  30,947
Advances to affiliates            115,349          --            --           --           --         (115,349)             --
Non-current assets                 48,917       2,651        59,614       60,126       42,137          (36,793)        176,652
                               ---------------------------------------------------------------------------------------------------
                                $ 186,614    $  7,488      $ 66,369     $ 65,424     $ 47,336       ($ 165,632)     $  207,599
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------
Current liabilities             $  11,747    $ 12,889      $  4,376     $  6,443     $  9,783       ($  13,490)     $   31,748
Non-current liabilities           104,608          --           138        1,549           35               --         106,330
Advances from parent                   --      35,264        13,036       24,967       42,082         (115,349)             --
Equity                             70,259     (40,665)       48,819       32,465      (4,564)          (36,793)         69,521
                               ---------------------------------------------------------------------------------------------------
                                $ 186,614    $  7,488      $ 66,369     $ 65,424     $ 47,336       ($ 165,632)     $  207,599
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------
Revenues                        $      --    $ 24,203      $ 28,514     $ 36,451     $ 27,184        $      --      $ 116,352
Income (loss) from operation   ($   1,280)  ($  3,289)    ($  1,313)    $  7,881     $  1,788        $      --      $   3,787
Equity in earnings (loss) of
  consolidated subsidiaries     $     275    $     --      $     --     $     --     $     --       ($     275)     $      --
Net income (loss)              ($   1,263)  ($  3,662)    ($  1,323)    $  6,249    ($    893)      ($      96)    ($     988)
Net cash provided by (used in)
 operating activities          ($   4,276)  ($    791)     $  1,039     $  7,943     $  1,885        $      --      $   5,800
Net cash used in
 investing activities                  (7)        (89)       (2,085)      (1,552)      (1,444)              --         (5,177)
Net cash provided by (used in)
 financing activities                 926       1,128         1,296       (5,780)        (511)              --         (2,941)
                               ---------------------------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents         (3,357)        248           250          611          (70)              --         (2,318)

Cash and cash equivalents:
         Beginning of year         10,457       2,563         3,662        3,512        2,907               --         23,101
                               ---------------------------------------------------------------------------------------------------
         End of period          $   7,100    $  2,811      $  3,912     $  4,123     $  2,837        $      --      $  20,783
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

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

                                  BOOMTOWN, INC.

                                    (unaudited)

5.      SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION (continued)

        (3) Louisiana-I Gaming, L.P. is a wholly-owned subsidiary that is consolidated in the Company's consolidated financial statements.

        (4) Mississippi-I Gaming, L.P. is a non wholly-owned subsidiary of the Company that is consolidated in the Company's consolidated financial statements.


        (5) Eliminations consist of Boomtown, Inc.'s (a) investment in the guarantor entities, (b) advances to the guarantor and non-guarantor subsidiaries and (c) equity earnings (loss) of consolidated subsidiaries and partnerships. The advances are subordinated in right of payment to the guarantees of the Notes.

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

                                  BOOMTOWN, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
6.      OTHER EVENTS (continued)

        The closing of the Merger is subject to numerous conditions precedent, including (i) the approval of the stockholders of the Company and Hollywood Park, (received in November 1996) (ii) the approval of requisite governmental authorities, including the necessary gaming authorities in the jurisdictions in which the parties conduct business, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ( Hart-Scott-Rodino completed on June 20, 1996), (iii) the availability of sufficient financing of up to $163.5 million to fund up to $60 million of future gaming projects and to fund the repurchase of Boomtown's outstanding 11.5% First Mortgage Notes (the "Notes") if put to Boomtown by the holders of the Notes as a consequence of the Merger and (iv) the consent to the Merger by the holders of a majority of the outstanding principal amount of the Notes. There can be no assurance that any or all of these conditions precedent will be satisfied or that the proposed merger with Hollywood Park will be consummated.

        Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

7.      RELATED PARTY TRANSACTIONS

        TERMINATION OF LAS VEGAS PROPERTY LEASE - On August 12, 1996, Boomtown, Blue Diamond, Hollywood Park, Roski, IVAC and Majestic Realty entered into the Blue Diamond Swap Agreement (the "Swap Agreement") pursuant to which the parties agreed that, upon consummation of the Merger, and contingent upon the closing of the Merger, Boomtown and Blue Diamond (or any transferee thereof as set forth in the Swap Agreement) would exchange their entire interest in the Blue Diamond Resort (the "Resort") (including the IVAC Loans), and effectively transfer all interest in the Resort to Roski, in exchange for a $5.0 million unsecured promissory note (the "First Note") and an unsecured promissory note (the "Second Note") valued at approximately $3.5 million and assumption by Roski, IVAC or an affiliate, of certain liabilities (the "Swap"). The First Note has an interest rate equal to the prime rate plus one and one half percent (1.5%) per annum and provides for annual principal payments of one million dollars ($1,000,000) plus accrued interest and maturing on the date that is five years after the Exchange Date (as such term is defined in the Swap Agreement). The Second Note has an interest rate equal to the prime rate plus one-half percent (.5%) per annum and provides for a payment of all principal plus accrued interest on the date that is three (3) years after the Exchange Date. Consummation of the Swap is subject to obtaining all necessary Governmental approvals, including gaming approval.

        In exchange for its interest in the Resort, Boomtown will receive notes payable to Boomtown with an estimated value totaling $8.5 million, an estimated cash payment of $2.1 million, release from lease obligations under the resort lease, Roski's assumption of certain liabilities and note obligations, totaling approximately $3.8 million and the ongoing expenses of the Resort. Additionally, Roski will assume all operating leases including any residual balances due under such leases. The Swap Agreement requires approvals from applicable gaming authorities and Boomtown intends to seek the consent of the holders of a majority of the outstanding principal amount on the Notes (see Note 3). The Swap would be

                                  BOOMTOWN, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

7.      RELATED PARTY TRANSACTIONS (continued)

effective immediately following the Company's Merger with Hollywood Park which is expected to be during the second quarter of calendar 1997.

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

        MINORITY PURCHASE AGREEMENT - On November 18, 1996, the Company entered into an agreement with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto required Boomtown to pay a down payment of $500,000 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

        For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) incorporated by reference to Boomtown, Inc's. Form 10-K for the year ended September 30, 1996.

                                 BOOOMTOWN, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's statements of operations as a percentage of total revenues for the three and six month periods ended March 31, 1996 and 1997 (unaudited):

                                                    Three Months Ended     Six Months Ended
                                                         March 31,              March 31,
                                                      1996      1997       1996       1997
                                                    -------    -------    ------     ------
REVENUES:
        Gaming                                        81.5%      81.4%      81.2%      80.9%
        Non-gaming                                    18.5       18.6       18.8       19.1
                                                    -------    -------    ------     ------
                                                     100.0      100.0      100.0      100.0
OPERATING EXPENSES:
        Gaming                                        36.9       33.7       36.9       35.1
        Non-gaming                                    16.1       16.7       16.7       17.5
        Marketing, general & administrative           33.5       33.5       33.9       34.5
        Property rent                                  4.1        4.0        4.1        4.0
        Discontinued projects/future development        .3         .5         .2         .5
        Depreciation and amortization                  4.8        5.2        4.7        5.1
                                                    -------    -------    ------     ------
                                                      95.7       93.6       96.5       96.7

Income from operations                                 4.3        6.4        3.5        3.3
Interest and other expense, net                       (4.6)      (4.6)      (4.6)      (4.7)
                                                    -------    -------    ------     ------
Income (loss) before minority interest
  and income taxes                                     (.3)       1.8       (1.1)      (1.4)
Minority interest                                       .4       --           .5        (.1)
                                                    -------    -------    ------     ------
Income (loss) before income taxes                       .1        1.8        (.6)      (1.5)
Benefit (provision) for income taxes                   (.0)      (1.2)        .3         .7
                                                    -------    -------    ------     ------
Net income (loss)                                       .1%        .6%       (.3)%      (.8)%
                                                    -------    -------    ------     ------
                                                    -------    -------    ------     ------

        During the quarter ended March 31, 1997 total revenues increased 5% to $59.7 million compared to $56.9 million for the prior year quarter.
Gaming revenues also improved 5% to $48.6 million compared to $46.4 million for the quarters ended March 31, 1997 and 1996, respectively. Higher gaming revenues for the quarter just ended were recognized due to an 18% increase from the Company's Biloxi casino and a 9% improvement at Boomtown Reno. On a year-to-date basis consolidated revenues grew 3% to $116.4 million compared to $112.5 million, essentially as a result of a 16% growth in gaming revenues at the Biloxi casino. Boomtown Biloxi has been able to grow its market share in the gulf coast region driven by the expansion of the Company's marketing programs and bus tour program, whereby patrons are bussed from outlying areas, including Florida, Alabama and Northern Mississippi, to visit the Biloxi property. The consolidated rise in gaming revenues during the first half of fiscal 1997 was offset by a 17% reduction at Boomtown Reno during the quarter ended December 31, 1996. This decline resulted from severe weather conditions in Reno's geographic markets including the Reno area, the Pacific Northwest and Northern California. The weather during that quarter had a particularly negative impact on Interstate 80, which Boomtown Reno is heavily dependent upon for gaming patrons. However, during the quarter just ended revenues at the Reno property improved 8% from good weather conditions and the success of the Company's slot and gaming promotions and other marketing efforts.

                                 BOOOMTOWN, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

        Gaming expenses for the quarter and six months ended March 31, 1997 were $20.1 million and $40.8 million, respectively, producing a gaming margin of 59% and 57%, respectively. This compares to a gaming margin of 55% for both the quarter and six month periods ended March 31, 1996. Gaming expenses primarily include costs associated with operating the gaming facilities including salaries and other employee related expenses, gaming taxes and licenses, gaming equipment leases and costs of providing complimentaries to casino patrons. Efficiencies in labor, lower gaming lease expense and other operating expenses associated with higher revenues and were the primary causes of the improved margin.

        Non-gaming revenues, which are derived from the Company's family entertainment center, food and beverage outlets, hotel, RV park, entertainment showrooms, truckstop and mini mart, were $11.1 million for the quarter ended March 31, 1997 compared to $10.5 million recorded during the prior year same period. During the first half of fiscal 1997 the Company reported non-gaming revenues of $22.2 million versus $21.1 million during the commensurate period of fiscal 1996. The 6% and 5% improvements, respectively, resulted primarily from higher food and beverage sales at the Boomtown properties, through efforts to enhance food quality and attract additional patronage, and higher fuel sales at the Company's Reno truckstop and service station. The improvement was offset by a 9% decline in revenues from the Company's family entertainment centers resulting from the shut down of the motion theaters at its Reno and Biloxi properties during a conversion to a new movie provider.

        The non-gaming margin for the quarter and six months ended March 31, 1997 was 10% and 9%, respectively, compared to 13% and 11% for the prior year same periods. On a year-to-date basis the $400,000 decline in the non-gaming margin was due primarily to the temporary shut down of the motion theater facilities.

        Marketing expenses were $6.6 million and $12.7 million for the quarter and six months ended March 31, 1997, respectively, compared to $5.4 million and $10.9 million, respectively during the prior year periods. Marketing expenses include costs associated with gaming promotions, print, radio, outdoor and television advertising, and other costs incurred to attract patronage to the Company's casino properties. The higher marketing expense was primarily associated with higher cash redemption fees and cash promotions at the Company's Reno and Las Vegas properties, additional outdoor and radio advertising and higher commissions paid to bus tour operators at the Company's Biloxi property.

        General and administrative ("G&A") expenses were $13.3 million and $13.6 million for the quarter ended March 31, 1997 and 1996, respectively.
On a fiscal 1997 year-to-date basis, G&A expenses were $27.5 million compared to $27.3 million reported a year earlier. G&A expenses consist primarily of overhead costs associated with human resources, security, surveillance, credit, purchasing and receiving, facilities and accounting functions.
During the quarter just ended the 2% decline in G&A expenses was due to lower payroll and overhead costs at the Company's Las Vegas property, the capitalization of certain operating leases at the Company's Mississippi and Louisiana properties during fiscal 1996 and fiscal 1997 and lower medical insurance costs at the Company's Louisiana property due to the change from a self insured to fully insured program. On a year-to-date basis the slight increase in G&A expenses, after the offset of the reduction during the quarter just ended, was due to higher security and surveillance payroll as mandated by Louisiana gaming law, additional general insurance claims, higher 401(k) employee contributions and higher health insurance costs at the Biloxi casino property.

                                 BOOOMTOWN, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

        During the quarter and six month periods ended March 31, 1997, depreciation and amortization expense increased 13% and 12%, respectively, to $3.1 million and $5.9 million, respectively. The increase was due to an increase in the total fixed asset base of $8.4 million. The additions to property, plant and equipment were due primarily from the capitalization of certain operating leases at the Company's Biloxi and New Orleans properties and other capital purchases.

        The Company recorded interest expense of $3.5 million and $7.0 million for the quarter and six months ended March 31, 1997, respectively, an increase of 1% and a decline of 2%, respectively. The interest expense on Boomtown's first mortgage was $3.1 million and $6.2 million for the quarter and six month periods, respectively. The slight increase in interest expense was due to the capitalization of certain operating leases during fiscal 1996 and fiscal 1997. Additionally, during the quarter the Company generated interest income of $780,000 and recorded $1.6 million during the first half of fiscal 1997. Interest income is derived from the outstanding notes receivable from the owner and lessor of the Boomtown Las Vegas property.

        During the six months ended March 31, 1997, the Company recorded $96,000 in minority interest expense associated solely with the Louisiana partnership's minority partners share of income through November 18, 1996 (the date the Company purchased his interest). Additionally, the Company is no longer able, on a consolidated basis, to allocate the pro-rata share of losses from the Mississippi partnership to the minority partner since it would cause his capital account to become negative. In the past the Company was able to allocate losses to this minority partner (who was also the Company's landlord in Biloxi, Mississippi) since he received his ownership interest in the partnership in exchange for forgiving two years of property rent on the facility. During each of the first two years, rent expense ($2 million per year) and a capital account credit for this minority partner were recorded which allowed the Company to allocate $4 million in losses to the minority partner during that two year period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity at March 31, 1997 was cash and cash equivalents of approximately $20.8 million, a decrease of approximately $2.3 million from September 30, 1996. During the first six months of fiscal 1997, the Company generated cash from operating activities of $5.8 million. The net cash provided from operating activities during the first six months of the current fiscal year were derived from a net loss of $1.0 million, net changes in operating assets and liabilities of $1.2 million depreciation and amortization expense of $5.9 million and other uses of $340,000.

        The Company used cash of $5.2 million in investing activities during the first six months of fiscal 1997, primarily related to the purchases of property and equipment.

        Net cash used in financing activities for the six months ended March 31, 1997 was $2.9 million related to the principal payments on long term debt.

        At March 31, 1997, the Company's debt was comprised principally of the $103.5 million principal amount of 11.5% First Mortgage Notes due 2003. Interest on the notes is payable semiannually in arrears each May 1 and November 1. The Company additionally has five notes payable in the aggregate amount of $3.6 million. Three of the notes totaling $668,000 are secured by equipment, furniture and fixtures, bear interest at 11.5% and mature in September 1997. The fourth note, with a

                                 BOOOMTOWN, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

balance of $2.6 million at March 31, 1997, is secured by the gaming vessel in Harvey, Louisiana, bears interest at 13% and matures in January 1999. The fifth note, with a balance of $278,000 at March 31, 1997, is secured by gaming equipment, bears interest at 12.25% and matures in December 1997. The Company also has seven capital lease obligations for equipment with a balance of $3.5 million at March 31, 1997. During November 1996, the Company converted an operating lease on certain furniture, fixtures and equipment to a capital lease obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted to a capital lease.

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

        Certain statements set forth above regarding the Company's estimates of its liquidity and capital expenditure requirements, the sufficiency of its resources, any expectation that the Swap would be consummated and other statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Company may be adversely affected as a result of a number of factors, including without limitation, seasonality (historically, the Company's operating results have been strongest in the summer months, and weakest in the winter months), weather conditions (severe winter storms have in the past had a significant adverse effect on the Company's operating results), the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of the Company and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park and failure to satisfy any conditions to the Swap. Any of the above factors, among others, could cause the Company's operating results to be weaker than expected, and could cause the Company's cash requirements to differ materially from the Company's current estimates.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 19.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       Boomtown, Inc.
                                       Registrant

Date:  May 14, 1997                    /s/ Phil E. Bryan
                                       ---------------------------------------
                                       Phil E. Bryan, President; Chief
                                       Operating Officer

Date:  May 14, 1997                    /s/ Jon Whipple
                                       ---------------------------------------
                                       Jon L. Whipple, Vice President of
                                       Finance; Principal Accounting and
                                       Financial Officer

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

10.6(1) Note dated October 29, 1986 payable to Boomtown, Inc. to S. Ross Mortensenand Irene Mortensen in the principal amount of $823,000 and accompanyingDeed of Trust, issued pursuant to the Option Exercise Agreement.

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

10.42(8)      Management Agreement between Boomtown Indiana, Inc. and SES
              Boat, L.P.

10.43(8) Agreement of Limited Partnership of Boomtown Belle II, L.P., and Indiana limited partnership.

10.44(8) Agreement of Limited Partnership of Single Riverboat, L.P., and Indiana limited partnership.

10.45(9) Asset Purchase Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi - I Gaming, L.P.

10.46(9) Lease Agreement between HFS Gaming Corp. as Landlord and Mississippi-I Gaming, L.P. as Tenant dated as of April 27, 1994.

EXHIBIT
NUMBER                            DESCRIPTION

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

10.56(14)     Promissory Note dated December 1, 1994 by and between Boomtown,
              Inc. and First National Bank of Commerce.

10.57(14)     Promissory Note dated December 30, 1994 by and between the
              Louisiana Partnership and PDS Financial.

10.58(15)     Lease Agreement dated as of March 29, 1995 by and between
              MarquisLeasing Company , a Louisiana Corporation and
              Louisiana-I Gaming, L.P.

10.59(16)     Option Agreement dated as of November 6, 1995 by and between
              National Gaming Mississippi, Inc. and Mississippi - I Gaming,
              L.P.

10.60(16)     Marketing Services Agreement Amendment dated as of November 6,
              1995 to Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corporation.

EXHIBIT
NUMBER                            DESCRIPTION

10.61(16)     Lease Amendment dated November 6, 1995 to the Lease Agreement dated asof April 27, 1994 by and among National Gaming
              Mississippi, Inc. andMississippi - I Gaming, L.P.

10.62(16)     Articles of Organization Indiana Ventures, LLC

10.63(16)     Operations Agreement Indiana Ventures, LLC.

10.64(16)     Stock Purchase Agreement for all shares of Pinnacle Gaming
              Development Corp. between Switzerland County Development Corp.
              (Buyer) and Century Casinos Management, Inc. and Cimarrron
              Investment Properties Corp.(Sellers).

10.65(16)     Option Agreement to lease real property (Parcel I) in
              Switzerland County,Indiana, between Daniel Webster, et al
              (Landlord) and Indiana Ventures, LLC (Tenant).

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

EXHIBIT
NUMBER                            DESCRIPTION

10.72(19)     Agreement between Boomtown, Hollywood Park and Edward P. Roski,
              Jr.("Swap Agreement") effectively terminating the lease of the Blue Diamond Property and selling virtually all assets and liabilities effective with the close of Boomtown's merger with Hollywood Park.

10.73(20)     Settlement and Purchase Agreement dated November 18, 1996, among Louisiana-I Gaming, Inc., Boomtown, Inc. and Eric
              Skrmetta.

11.1          Computation of per share earnings.


-----------------------
(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-51968), effective October 22, 1992.

(2) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on March 18, 1993.

(3) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on April 1, 1993.

(4) Incorporated by reference to the exhibit filed with the Company's RegistrationStatement on Form S-1 (File No. 33-61198), effective May 24, 1993.

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

EXHIBIT
NUMBER                            DESCRIPTION

(12) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on January 25, 1995.

(13) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K, filed with the SEC on April 14, 1995.

(14) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for thequarter ended March 31, 1995.

(15) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for thequarter June 30, 1995.

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